Form 10KSB
period 2001-08-31
ESSXSPORT CORP
filed 2001-12-14
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                     -------------------------------------
                             Commission File Number

                                 ESSXSPORT CORP.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                          33-0198414
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

                 305 NE Loop 820, Suite 505, Hurst, Texas 96053
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (817) 285-2886
             ------------------------------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock $0.001 Par Value

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $698,904.

As of November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 11,592,813 shares, was $1,391,138. The market value of Common Stock of the Issuer, par value $.001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.12.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of November 30, 2001, was 32,876,417 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                       N/A

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     ESSXsport Corp. and its subsidiaries ("ESSXsport," "ESXS," or the "Company") design, develop, manufacture and market: track and field equipment and athletic equipment for adults and children under the ESSXsport(TM) brand name and private label for other suppliers. The Company's products include sports equipment for various sports.

OVERVIEW

     ESSXsport was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated
Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC and, in September 1998, the Company changed its name to ESSXsport Corp. At that time, the Company had no assets and no liabilities..

     The Company's headquarters are in Hurst, Texas. A sales office is maintained in Kuala Lumpur, Malaysia. which is devoted to sales of the Company's products in the Asian/Pacific region. It is maintained as a geographical convenience in order to communicate in a timely manner with customers in Asian Markets. The Company has no significant International operations.

     Manufacturing facilities are located Sun Valley, California.

     The Company develops, licenses, and sells athletic equipment, and other sports-oriented products. It uses traditional distribution channels to institutional and retail customers. It also uses an eCommerce Internet site to sell its product line (www.eonlinesports.com).

     Typical customers of ESSXsport brand equipment buy the products for professional use, educational use (middle school through university), and local competition.

     The Company's product line consists primarily of track and field equipment and some specialty sports products for other sports such as soccer, football, baseball, basketball, volleyball, and track and field.

     The Company's initial focus reflects the management's experience in track and field. A growing sector in track and field, due to increasing participation by women, is pole-vaulting. Over the past three years, sales of poles for women have doubled annually. The men's market has also grown over the past several years.

     Bruce Caldwell, ESSXsport President, invented the first women's pole, and one of the Company's directors, Earl Bell, is an Olympic Medallist and was also a former world record holder in the pole vault. As part of the Company's management team, Mr. Bell is responsible for product development and marketing of ESSXsport pole vault products.

     Current management is experienced in product development, marketing, and sales of sports equipment. Additionally, management seeks to develop business relationships with sports equipment and apparel distributors and well-known athletes in order to promote its products. At this time no such relationships exist that are material to the Company.

     To the extent that adequate financial and other resources are available, the Company plans to expand its product lines into the sport shoe and apparel markets. To explore these opportunities, in October of 2000, the Company engaged the services of Alberto CaberLotto, former President and founder of LOTTO Sports of Italy. Mr. Alberto CaberLotto has begun to design a shoe product line for the Company. Mr. Alberto CaberLotto also serves on the Company's board of directors. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in designing and launching these products and, if launched, there can be no assurance that the Company will successfully sell such products.

     On April 15, 2000 the Company entered into an agreement to acquire certain assets of Pacific Mat, Inc. of California.(PMI) PMI had been a manufacturer of a variety of sports-related matting, which is used to absorb impact of the athlete with the ground. Examples of such products include padding for volleyball net supports, and floor padding below gymnastic equipment. This was a share purchase transaction by which ESSXsport acquired the assets of Pacific Mat for restricted ESXS common stock. Following the transaction, Ulrich Gag, Pacific Mat president, joined ESSXsport as a director. He remains part of our management and is in charge of the Company's manufacturing operations in Sun Valley, California.

In August of 2001, the Company acquisitioned the assets of the vaulting pole division from Innovative Hockey Inc. Mexico. A cash payment of $27,000 and 30,000 restricted shares were given for used equipment. The Company upgraded this equipment and bought additional equipment to produce various high composite fiberglass shafts, for sporting goods applications. Management believes that this consolidation of manufacturing facilities will provide enhanced cost control measures and better product delivery.

PRODUCTS

     The Company sells  equipment for athletes  under the ESSXsport  brand name.
The  Company  also  hopes  to  secure  the  rights  to  other   nationally   and
internationally recognized brand names in the future.

     ESSXsport products are designed and manufactured to deliver technological performance characteristics that will appeal to internationally competitive athletes.

     The Company designs and markets separate product lines for men and women, where appropriate. The suggested U.S. retail prices for ESSXsport products range from $20 to $11,000 per item.

     The Company's track and field product line includes: vault poles (men's and women's), crossbars, discus, hammers, javelins, pole tips, shots, standards, starting blocks, training equipment, hurdles, landing systems, books, and video training aids.

     The Company's product line for football includes approximately 60 different products, including goal posts, pylons, marking systems, sleds, pads, tackling dummies, etc.

     The ESSXsport soccer product line includes 13 products, including cones, flags, anchor spikes, goals, nets, and other items.

     The  volleyball   product  line  consists  of  approximately  50  products,
including base pads, racks, equipment carts, lockers, flooring, and nets.

     The Baseball product line consist of approximately 50 products including items purchased from other distributors for direct shipment delivery.

PRODUCT DEVELOPMENT

     In order to meet the demands of athletes, the Company seeks to engage the opinions of professional athletes, including Olympic athletes, trainers, and coaches. To the extent possible, the Company will also seek to enter into consulting agreements with these athletic professionals. To date, the Company has not entered into any material agreements with athletes, trainers, or coaches. The Company also seeks the advice of international distributors and suppliers to assist in the development of new products for the Company. At present, the Company relies, primarily, on the experience of its management for product development.

MANUFACTURING

     The Company assembles most of its ESSXsport products sold at our manufacturing facilities located in Sun Valley, California. Items manufactured at that facility are produced for both brand name and private labeled products. Additional products are purchased from other manufacturers under private label arrangements. However, the Company is not a party to any contracts in this regard.

     The Company's leased California facilities produce mat's, foam configurations, landing systems, and vinyl covered foam protection pads for several sports. The Texas office is for corporate and accounting functions and is leased on a month to month basis.

     The Company is in compliance with all local environmental statutes at its manufacturing facilities. The costs of compliance are not material.

THE MARKET

     The market for sporting goods and equipment is substantial. U.S. shipments of sporting and recreational goods and supplies were over $28 billion in 1997, according to the U.S. Census Bureau. In the U.S. in 1997, there were over 24,000 retail outlets for sporting goods merchandise.

     Sports equipment is a fragmented market, reflecting the fact that dozens of sports are played by amateurs and professionals, with each sport requiring its own, specific types of equipment and accessories. Accordingly, it has been difficult for the Company to quantify the precise size of its target markets.

     Financial forecasts and growth are also difficult to quantify because of the cyclical nature of sports. Forecasts have ranged from annual growth of the industry from 11% to 20%.

COMPETITION

     Competition is characterized by very few large, multi-sport companies, such as Collegiate Pacific Inc (Symbol BOO), Sport Supply Group Inc. (Symbol SSBY), and The Harry Gill Co. (Private), Rather, the industry is characterized by a wide variety of niche manufacturers and marketers that devote their activities to a particular sport or sports category. Accordingly, market share is generally a function of general use acceptance of products, based on availability, price and performance capabilities. The Company is relatively new and has not had the ability to widely promote its products. Furthermore, based upon current resources, it is unlikely that the Company will be able to promote its products on the sale of its competition, that have resources that are considerably greater than those of the Company. Accordingly, the Company expects to increase its sales revenues through the development of strategic relationships and endorsements whenever possible. There can be no assurance that the Company can successfully foster such relationships or endorsements, which could have a negative effect on sales.

BACKLOG; SEASONALITY; DISTRIBUTION

     As of August 31, 2001, the Company had a backlog of approximately $25,000. The Company expects to use incentives (such as price discounts), pre-season planning, and just-in-time inventory and manufacturing to reduce the effect of any backlog of shipments on sales. The Company, to date, has seen no material disruption in its operations due to backlog.

     The Company's product sales are seasonal in nature, and traditionally 85% of the sales are concentrated in the second and third fiscal quarters. Management is exploring methods to open this selling window by broadening the product base, and offering incentives for early purchases.

EMPLOYEES.

     The Company currently employs six full-time employees, of which three are involved in our manufacturing operations, two in marketing and administration and one in finance. The employees are not unionized and management believes the Company's relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases corporate offices of approximately 500 square feet on a month-to-month basis, at 305 NE Loop 820, Suite 505, Hurst, Texas 76052. Rent is $150 per month. Manufacturing and assembly facilities of approximately 7,200 square feet are located at 9812 Glenoaks Boulevard, Sun Valley, California 91352. The Company does not anticipate changing its present leasing situation or purchasing any real property in the near future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     The Company did not hold a security holders meeting in the fourth quarter of its fiscal year ended August 31, 2001. A security holders' meeting is scheduled to be held in March 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock has limited trading in the "pink sheets". The following table shows for the calendar periods indicated the high and low closing bid quotation for the Company's Common Stock. The quotations were obtained using an Internet retrieval service. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                2000                     High Bid                  Low Bid
                ----                     --------                  -------

     First Quarter                       $  1.00                   $  1.00
     Second Quarter                      $  1.00                   $  1.00
     Third Quarter                       $  1.00                   $  1.00
     Fourth Quarter                      $  1.00                   $  1.00

                2001                     High Bid                  Low Bid
                ----                     --------                  -------

     First Quarter                       $   .90                   $   .01
     Second Quarter                      $   .92                   $   .68
     Third Quarter                       $   .68                   $   .05
     Fourth Quarter                      $   .78                   $   .05

                2002                     High Bid                  Low Bid
                ----                     --------                  -------

     First Quarter                       $   .25                   $   .05
     Second Quarter (Through             $   .18                   $   .05
     12/12/01)

     (b) As of November 30, 2001, there were approximately 414 record holders of the Company's Common Stock.

     (c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years and the Company does not anticipate paying cash dividends in the foreseeable future.

     (d)  Recent sales of securities are as follows:

          (1) In January 2001, the Company issued 1,500 shares of common stock to a sports consultant to the Company for consulting work performed relating to the pole vault industry. The consultant is a sophisticated person and had full access to all relevant information relating to the Company and its business. The share certificates were affixed with an appropriate legend restricting transfers and sales. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the shares are deemed to be restrictive shares.

          (2) Between February 18, 2000, and February 18, 2001, the Company issued 1,014,706 shares of common stock in a private placement to 22 non-accredited investors and 19 accredited investors. The stock was sold at $0.50 per share for an aggregate amount of $507,353. The offering was private in nature and the Company believes that all investors had access to the Company's records and to management for purposes of obtaining business and financial information on the Company. The Company further believes that all investors were capable of evaluating the merits and risks of an investment in the Company. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) and/or Regulation D of the

     Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

BACKGROUND
The company is engaged in the national distribution of sports equipment to the institutional and wholesaler markets realizing the vast majority of its revenues in response to telemarketing efforts directing sales to our dealers and distributors of our product line. The market for sporting goods merchandise is estimated to consist of annual expenditures of some $4 billion for sports equipment in the Institutional arenas. The management of the company has extensive experience in this business having previously worked for and also founded successful companies in the sports equipment industry for the past 25 years.

Since the company commenced its first marketing program in September of 1998, it continues to add new customers and promote new products each year. The company believes that its unique products are the primary reason for the increase in revenues each year.

The company's fiscal year ends on August 31st.

YEAR ENDED AUGUST  31, 2001 COMPARED TO YEAR ENDED AUGUST 31, 2000

NET SALES
Net sales for the year ended August 31st 2001, increased by approximately $207,500 or 42%, compared to the same period in 2000. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. The company attributes the growth in its revenues for both years to brand awareness through marketing activities, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider.

GROSS MARGIN
Gross margin for the year ended August 31, 2001, increased by approximately $76,500, or 41%, compared to the same period in 2000. As a percentage of sales, gross margin for the year ended August 31, 2001, remained at 30%, about the same as the year ended August 31, 2000. This percentage should increase by the second quarter of the new year as the Company expands its manufacturing facilities and brings in new equipment to produce more goods with a higher profit margin.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES
Selling, General and Administrative expenses for the year ended August 31st, 2001, increased by approximately $113,500, or 30%, compared to the year ended August 31, 2000. The increase is predominantly due to the increased expenses of setting up the eCommerce site and the cost of rent and salaries for the manufacturing facility the Company acquired in California. As a percentage of sales, selling, general and administrative expenses for the year ended August 31, 2001, decreased to 70% from 77% for the year ended August 31, 2000.

NET INCOME
The Company's net loss increased to $226,000 for the year ended August 31, 2001, compared to $189,000 for fiscal 2000. Management is bringing its vaulting pole manufacturing process inhouse for the year ending August 31, 2002, which places it in a position to sell more vaulting poles at a higher profit margin. This, in combination with other Management decisions, should enable the Company to generate a profit for the year ending August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $31,000 at August 31, 2001, compared to approximately $17,300 at August 31, 2000.

Proceeds from financing activities for the year ended August 31, 2001 totaled $224,500 compared to $178,500 for fiscal 2000.

Current assets totaled approximately $122,000 at August 31, 2001, providing the Company with a current ratio of 1.1 when divided by its current liabilities of approximately $113,000.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
The company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward- looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the company's business, the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the company's ability to successfully refinance or extend its line of credit or obtain alternative sources of financing; the effective and efficient management of the company's inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

     The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

List of Financial Statements.

The following financial statements of ESSXsport Corp. are included in Item 7:

     Consolidated Balance Sheets                                             F 3

     Consolidated Statements of Operations                                   F 4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)    F 5

     Consolidated Statements of Cash Flows                                   F 6

     Notes to Consolidated Financial Statements                              F 8

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information with respect to our directors and executive officers as of November 30, 2001.

           NAME                         POSITION WITH COMPANY             AGE

--------------------------------------------------------------------------------
Dato'Sri Ram Sarma        Chairman of the Board of Directors               48
Bruce Caldwell            President, CEO, COO, and Director                50
Wayne Farrar              Director and Chief Financial Officer             45
Earl Bell                 Director                                         42
Bonnie Caldwell           Secretary and Director                           48
A. Chandrakumanan         Director                                         39
Ulrich Gag                Director                                         50
Alberto Caberlotto        Director                                         52

DATO'SRI RAM SARMA joined us in July of 1999 and serves as Chairman of the Company's Board of Directors. He also serves on the boards of several other companies, including a company listed on the Kuala Lumpur Stock Exchange and he is the CEO of SRS Group, an Asian company located in Kuala Lumpur, Malaysia. Dato' Sri Ram does not set on the board of any other U.S. public Companies. Dato'Sri Ram Sarma is the owner of Ticket Express, a ticketing agency of Asia. His companies have provided equipment and ticketing to the Commonwealth Games in 1998 and the equipment to the Malaysian Games Sukma 98. Dato'Sri Ram Sarma is a resident of Kuala Lumpur, Malaysia.

BRUCE CALDWELL was elected as President, Chief Executive Officer, and Co-Chairman of the Board of Directors in September 1998. He was the founder of FiberSport, Inc., a track and field company that provided the vaulting pole that won the gold medal and world record in the 1980 Olympics. He was employed as a General Manager of PORTaPIT International, a division of Sport Supply Group, Inc., from 1991 to 1998. He served as Director of Olympic equipment logistics for the 1996 Atlanta Olympic Games, and equipment logistics for the Malaysian Games (Sukma 98). Mr. Caldwell is the author of "The Elusive Bar," a comprehensive book on pole-vaulting.

BONNIE CALDWELL was elected as the Company's Secretary and a Director of the Company in March 1999. She is the wife of Bruce Caldwell. Mrs. Caldwell has had 18 years of experience with a non-profit organization, and is currently implementing and working with Lawson software. She is currently the treasurer of the Southwest Users Group Inc., which is an organization that surmises business procedures of Lawson applications software.

EARL BELL was elected to serve as a Director of the Company in September 1998 and is Chairman of the Company's "Gold Medal Athletes" and "Coaches Advisory Board". This board will select and manage the advisors of the Company in an effort to have qualified advice in specific sports. Mr. Bell is a former pole vault world record holder (1976), three-time Olympian, and 1984 Olympic medallist. He is a 5-time NCAA champion. He is currently the pole vault coach with both men's and women's 1998 United States champions and the current men's American record holder is under his direction. The United States Olympic Committee voted Mr. Bell "Coach of the Year" in 1998. He has been the United States National Champion in three decades. Mr. Earl Bell is currently the coach of the USATF Club Bell Athletics, consisting of three Olympians and the current American record holder in the pole vault event. Mr. Bell has been the President of Bell Athletics, Inc., an athletic training and supply company, for ten years.

A. CHANDRAKUMANAN joined the Company as a Director in July 1999. He negotiated and handled the logistics for the Malaysian Games (Sukma 98) and coordinated the supply of equipment for track and field, boxing, basketball, and gymnastics. He has been the principal owner of KRES Private Limited (Singapore) a stadium equipment supply company, for the past ten years. His expertise is in team attire and sports equipment. Mr. Chandrakumanan manages the Company's Asian Office in Kuala Lumpur, Malaysia.

WAYNE FARRAR is a Director and serves as Chief Financial Officer for the Company. Mr. Farrar joined the Board of Directors on December 1, 2000. He previously worked for the accounting firm of Price Waterhouse (1990-1991). He has a Master of Science Degree in Accounting from North Texas State University. He also has a Bachelors Degree from Baylor University and a Master of Arts Degree from the University of Texas at Arlington. Mr. Farrar has been in private practice as a Certified Public Accountant for the past ten years and is also the Chief Financial Officer of Pinnacle International Corporation.

ULRICH GAG is a Director and serves as Operations Manager for the Company at its facilities in Sun Valley, California. He has over 30 years' experience in development and manufacturing of track and field equipment. Mr. Gag is German-born and came to the United States in 1972. He worked closely with Don Gordon, the original inventor of landing systems while at GSC/PORTaPIT. He has worked with the fabrication and manufacturing of vinyl, canvas, and breather fabrics used in a variety of products, including gymnastic and athletic equipment. He was a principal owner of Pacific Mat, Inc., for eight years and joined ESSXsport Corp. in April 2000.

ALBERTO CABERLOTTO is a Director of the Company. Since January, 2000, Mr. Caberlotto has been a design consultant in Italy to the shoe manufacturing industry. From January 1990 to December 1999 he was the President and founder of Lotto Italy, a $4 billion sales shoe company. Mr. Caberlotto has over 40 years of shoemaking and designing experience. Mr. Alberto Caberlotto joined the ESSXsport Corp. in October 2000 and resides in Italy.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held a total of 3 meetings and acted by unanimous consent on approximately two occasions during the fiscal year ended August 31, 2001. All six of the U.S. Directors attended each of the meetings, and the two Malaysian directors attended all meetings with the exception of one telephone conference. The Board currently has no committees.

None of the Directors of the Company who are full time employees of the Company are paid any compensation for their services as a director other than in stock. No family relationships exist between any of the executive officers or directors of the Company, except for Bonnie Caldwell, who is the wife of Bruce Caldwell.

COMPLIANCE WITH SECTION 16(S) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended

August 31, 2001 officers, directors, and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation             Long-Term Compensation

                                             Other      Restricted                           All
                                            Annual        Stock      Securities     LTIP    Other
                 Year   Salary    Bonus      Comp.       Award(s)    Underlying    Payout   Comp.
                                   ($)        ($)          ($)       Options (#)    ($)      ($)
Bruce Caldwell   2001   $48,000    -0-        -0-          -0-           -0-        -0-      -0-
                 2000   $48,000    -0-    $460.00 (1)      -0-           -0-        -0-      -0-
                 1999   $48,000    -0-    $250.00 (2)      -0-           -0-        -0-      -0-

---------------

(1) As part of his compensation in 2000, Mr. Caldwell received 460,000 shares of stock at $0.001 per share.

(2) As part of his compensation in 1999, Mr. Caldwell received 250,000 shares of stock at $0.001 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning ownership of the Company's Common Stock as of November 30, 2001, (a) each director of the Company, (b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                  NAME AND TITLE                       NUMBER OF        PERCENT
                                                         SHARES         OF CLASS
--------------------------------------------------------------------------------

Dato'Sri Ram Sarma, Chairman of the Board                 110,000         0.33%
Bruce Caldwell, President, CEO and Director             8,217,452(1)     24.99%
Wayne Farrar, Chief Financial Officer                   1,200,000         3.65%
Bonnie Caldwell, Secretary and Director                 2,006,400         6.10%
Earl Bell, Director                                       900,000         2.74%
A. Chandrakumanan                                         110,000         0.33%
Ulrich Gag, Director                                      300,000         0.91%
Alberto Caberlotto                                        500,000         1.52%
KRES Private Ltd.                                       7,939,752(2)     24.15%
Officers and Directors as a Group (8 individuals)      13,343,852        40.59%

---------------

(1)  Does not include 12,000 shares owned by the minor son of Mr. Caldwell.
(2) Dato'Sri Ram Sarma and A. Chandrakumanan are the principle shareholders of KRES.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Item      Description

          3.(i)     Articles of Incorporation and Amendments thereto.

          (ii)      By-Laws of  Registrant  -  incorporated  by  reference  from
                    Exhibit 3(a) to Registrant's Form 10-SB12G filed June 25, 2001.

          10.(a) Standard Industrial Lease Agreement between the Company and Glenoaks Business Park, dated May 15, 2001, incorporated by reference from Exhibit 10(a) Registrant's Form 10-SB12G filed June 25, 2001.

          (b) Agreement for the Purchase of Assets between the Company and Pacific Mat, Inc., dated March 28, 2000, incorporated by reference from Exhibit 10(b) to Registrant's Form 10-SB12G filed June 25, 2001.

          (c) Employment Agreement between the Company and Bruce Caldwell, dated September 10, 1998, incorporated by reference from
                    Exhibit 10(c) to Registrant's Form 10-SB12G filed June 25, 2001.

          (d) Employment Agreement between the Company and Ulrich Gag, dated April 16, 2000, incorporated by reference from Exhibit 10(d) to Registrant's Form 10-SB12G filed June 25, 2001.

          (e) Settlement and Release Agreement between the Company and Fred Gray and E. Drew Crowley, dated October 1, 2000, incorporated by reference from Exhibit 10(e) to Registrant's Form 10-SB12G filed June 25, 2001.

          21.       Subsidiaries of the Registrant.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESSXsport, Corp.


                                        By: __________________________________
                                            Bruce Caldwell, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the _____ day of December 2001.

             Signatures                                    Title


____________________________________        Chairman of the Board of Directors
Dato'Sri Ram Sarma


____________________________________        President, Chief Executive Officer,
Bruce Caldwell                              and Director


____________________________________        Director and Chief Financial Officer
Wayne Farrar


____________________________________        Director
Earl Bell


____________________________________        Secretary and Director
Bonnie Caldwell


____________________________________        Director
A. Chandrakumanan


____________________________________        Director
Ulrich Gag


____________________________________        Director
Alberto Caberlotto

                                 ESSXsport Corp.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Pages
                                                                      -----

Independent Auditors' Report                                          F-2

Consolidated Balance Sheet as of December 31, 1999                    F-3

Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998                   F-4

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998                   F-5

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1999 and 1998                   F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-19

Additional Information:
     Independent Auditors' Report on Additional Information           F-20

Schedule of Cost of Goods Sold and Operating Expenses
     For the Years Ended December 31, 1999 and 1998                   F-21

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
EssxSport Corp.
Irving, Texas

We have audited the accompanying consolidated balance sheets of EssxSport Corp. as of August 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EssxSport Corp. as of August 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since quasi-reorganization and negative cash flow from operations. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 30, 2001

3717

                                 ESSXSPORT CORP.
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2001 AND 2000

                                                                         2001           2000
                                                                      ----------     ----------
                                     ASSETS

CURRENT ASSETS
    Cash                                                              $   30,943     $   17,309
    Accounts receivable                                                   26,361         41,378
    Stock subscriptions receivable                                         5,000          8,900
    Income taxes receivable                                                   --          1,752
    Inventory                                                             59,444         38,397
    Prepaid expenses                                                          --          7,278
                                                                      ----------     ----------

         Total current assets                                            121,748        115,014

PROPERTY AND EQUIPMENT
    Equipment                                                            117,526         67,013
    Furniture and fixtures                                                 3,640          3,640
                                                                      ----------     ----------

                                                                         121,166         70,653
    Less accumulated depreciation                                         41,745         19,384
                                                                      ----------     ----------

                                                                          79,421         51,269
                                                                      ----------     ----------
OTHER ASSETS
    Intangible assets, net of accumulated amortization                    15,362         20,262
    Deposits                                                               2,857            937
                                                                      ----------     ----------

TOTAL ASSETS                                                          $  219,388     $  187,482
                                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $   43,377     $   40,615
    Accrued expenses                                                      58,006         34,801
    Notes payable - related parties                                       11,591         23,052
                                                                      ----------     ----------

         Total current liabilities                                       112,974         98,468

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value
       300,000,000 shares authorized; issued and outstanding
       2001 32,916,567 shares, 2000 35,498,347 shares                     32,917         35,498
    Additional paid-in capital                                           623,715        377,794
    Retained deficit (since September 1, 1998 quasi-reorganization
       in which a deficit of $2,399,744 was eliminated)                 (550,218)      (324,278)
                                                                      ----------     ----------

                                                                         106,414         89,014
                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  219,388     $  187,482
                                                                      ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2001 AND 2000

                                                         2001           2000
                                                      ----------     ----------

NET SALES                                             $  698,904     $  491,930

COST OF SALES                                            385,704        278,637
                                                      ----------     ----------

       Gross profit                                      313,200        213,293

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                              536,711        443,715
                                                      ----------     ----------

       Loss from operations                             (223,511)      (230,422)

OTHER INCOME (EXPENSE)
    Miscellaneous income                                     555             --
    Interest expense                                      (2,984)        (6,530)
                                                      ----------     ----------

                                                        (225,940)      (236,952)
Income tax expense                                            --             --
                                                      ----------     ----------

NET LOSS                                              ($ 225,940)    ($ 236,952)
                                                      ==========     ==========

Earnings (loss) per share:
    Basic                                             ($     .01)    ($     .01)
                                                      ==========     ==========

Weighted average number
    of shares outstanding:
       Basic                                          35,293,427     34,911,848
                                                      ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED AUGUST 31, 2001 AND 2000

                                              Common Stock              Additional
                                     -----------------------------       Paid-in         Retained
                                        Shares           Amount          Capital         Deficit           Total
                                     ------------     ------------     ------------    ------------     ------------

BALANCE, AUGUST 31, 1999               17,018,412     $     17,018     $     56,859    ($    87,326)    ($    13,449)
    Cancellation of
       old common stock                  (777,551)            (777)             777                               --
    Contributed capital                                                      50,802                           50,802
    Issuance of common                                                                                            --
       stock for services               5,409,500            5,409                                             5,409
    Issuance of common
       stock for liquidation of
       notes payable                   13,270,000           13,270           10,650                           23,920
    Issuance of common
       stock for cash                     447,986              448          184,936                          185,384
    Issuance of common
       stock for assets                   130,000              130           64,870                           65,000
    Stock subscription receivable                                             8,900                            8,900
    Net loss                                                                               (236,952)        (236,952)
                                     ------------     ------------     ------------    ------------     ------------

BALANCE, AUGUST 31, 2000               35,498,347           35,498          377,794        (324,278)          89,014
    Cancellation of old
       common stock                    (3,150,000)          (3,150)           3,150                               --
    Contributed capital                                                      10,500                           10,500
    Issuance of common
       stock for services                   1,500                2              748                              750
    Issuance of common
       stock for subscription
       receivable                          17,800               18              (18)                              --
    Issuance of common
       stock for cash                     538,920              539          226,551                          227,090
    Issuance of common stock
       for subscription receivable         10,000               10            4,990                            5,000
    Net loss                                                                               (225,940)        (225,940)
                                     ------------     ------------     ------------    ------------     ------------

BALANCE, AUGUST 31, 2001               32,916,567     $     32,917     $    623,715    ($   550,218)    $    106,414
                                     ============     ============     ============    ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2001 AND 2000

                                                                         2001           2000
                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                      $  714,476     $  472,577
    Cash paid to suppliers                                              (886,874)      (624,778)
    Interest paid                                                         (2,984)        (3,728)
                                                                      ----------     ----------

       Net cash used in operating activities                            (175,382)      (155,929)


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                 (35,513)        (8,289)
                                                                      ----------     ----------

       Net cash used in investing activities                             (35,513)        (8,289)


CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received for common stock                                       235,990        185,384
    Repayments on notes payable                                          (21,461)        (6,992)
    Advances under notes payable                                          10,000             --
                                                                      ----------     ----------

       Net cash provided by financing activities                         224,529        178,392
                                                                      ----------     ----------

       Net increase in cash                                               13,634         14,174

CASH, BEGINNING OF YEAR                                                   17,309          3,135
                                                                      ----------     ----------

CASH, END OF YEAR                                                     $   30,943     $   17,309
                                                                      ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2001 AND 2000
                                   (continued)

                                                                         2001           2000
                                                                      ----------     ----------
RECONCILIATION OF NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
     Net loss                                                         ($ 225,940)    ($ 236,952)
     Adjustments to reconcile net loss to net
        cash used in operating activities:

        Issuance of common stock for services                                750          5,409
        Issuance of common stock for supplies                                 --          8,270
        Interest waived by shareholders
            recorded as contributed capital                                   --          2,802
        Salary waived by shareholder
            recorded as contributed capital                               10,500         48,000
        Depreciation                                                      22,361         15,996
        Amortization                                                       4,900          1,738
        Change in operating assets and liabilities
            Accounts receivable                                           15,017        (19,353)
            Income tax receivable                                          1,752         (1,752)
            Inventory                                                    (21,047)       (37,414)
            Prepaid expenses                                               7,278         14,722
            Intangible assets                                                 --         (5,000)
            Deposits                                                      (1,920)          (937)
            Accounts payable                                               2,762         26,794
            Accrued expenses                                               8,205         21,748
                                                                      ----------     ----------

               Net cash used in operating activities                  ($ 175,382)    ($ 155,929)
                                                                      ==========     ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES
        Common stock issued for services                              $      750     $    5,409
        Common stock issued for supplies                                      --          8,270
        Purchase of equipment included in accounts payable                15,000         44,730
        Common stock issued in
            exchange for subscription receivable                           5,000             --
        Common stock issued
            in exchange for intangible assets                                 --         12,000
        Common stock issued to liquidate notes payable                        --         23,920
        Intangible asset costs included in accounts payable                   --          5,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND QUASI-REORGANIZATION

     EssxSport Corp. was incorporated in Nevada in 1984 as Southern Development Company, Inc. (SDC). In December 1994, SDC merged with Integrated Communications Access Network, Inc. (ICAN). ICAN's main business activity centered around the interactive television and telecommunications industries. In March 1996, ICAN changed its name back to SDC. In September 1998, the Company, under new management, changed its name to EssxSport Corp. and changed its business focus to the sport equipment industry. Prior to September 1, 1998, the Company was in the development stage.

     Effective September 1, 1998, the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity accounts (a
     quasi-reorganization).   At  that  date,  the  Company  had  no  assets  or
     liabilities and, therefore, the quasi-reorganization did not involve any revaluation. September 1, 1998 is the beginning date of the Company's fiscal year and is also the effective date of the Company's new business focus under new management. The quasi-reorganization was accomplished by eliminating the accumulated deficit by a transfer from additional paid-in capital and common stock of an amount equal to the accumulated deficit at August 31, 1998.

  NATURE OF OPERATIONS

     The Company sells several lines of sporting gear and equipment under the brand name EssxSport. The Company contracts with manufacturers for the production of shoes, team apparel, pole vaults and landing systems, and various other lines, primarily targeting the track and field market, marketing directly to end users via the internet, catalog sales and trade shows. Some of the Company's products are assembled at a contract manufacturing facility in Mexico. All transactions with foreign companies are conducted in U.S. dollars to eliminate the risk of exposure to foreign currency fluctuations.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include EssxSport Corp. and its wholly- owned subsidiary, eonlinesports.com. EssxSport Corp is the sole shareholder of eonlinesports.com. All intercompany transactions have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the report amounts of assets and liabilities and disclosure of contingent assets

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  USE OF ESTIMATES - CONTINUED

     and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     Revenue is recognized when products are delivered to customers.

  ACCOUNTS RECEIVABLE AND CONCENTRATIONS

     No allowance for doubtful accounts has been provided. All accounts considered to be uncollectible have been charged off, and in the opinion of management, losses, if any, on the remaining accounts will not be significant.

     Sales to related companies totaled $96,626 and $44,200 in 2001 and 2000, respectively. Sales to two other unrelated companies totaled $360,246 and $190,562 for 2001 and 2000, respectively. At August 31, 2001, approximately 11% of the Company's accounts receivable was due from one company.

  INVENTORY

     Inventory consists of goods held for resale and are stated at the lower of cost or market value. During the years ended August 31, 2001 and 2000, 45% and 70% of inventory purchases were from one and two vendors, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets which range from five to seven years. Gains and losses on sales and dispositions of fixed assets are included in operations in the year realized.

  ADVERTISING COSTS

     All advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2001 and 2000 were $3,990 and $10,643, respectively.

  INCOME TAXES

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on difference between

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  INCOME TAXES - CONTINUED

     differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less from date of purchase to be cash equivalents.

  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share have not been presented since the effects would be antidilutive.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FASB has issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. The provisions of this statement will be required for the fiscal year beginning June 1, 2002. Implementation of these provisions will not have a material impact on the carrying value of the Company's intangible assets upon adoption.

NOTE 2. GOING CONCERN

     The accompanying  consolidated  financial  statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since its quasi-reorganization effective September 1, 1998. Additionally, it has experienced recurring negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN - CONTINUED

     In view of these matters, the continued existence of the Company is dependent upon its ability to increase the profitability of its operations while obtaining funding to meet the Company's immediate financing requirements. Management believes that actions being taken by the Company to reduce costs and focus on its core products, for which management believes there is a significantly expanding market, provide the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

NOTE 3. INVENTORIES

          The major components of inventories are as follows:

                                                          2001         2000
                                                       ----------    ----------

          Raw materials                                $   37,979    $   30,669
          Finished goods                                   21,465         7,728
                                                       ----------    ----------

                                                       $   59,444    $   38,397
                                                       ==========    ==========

NOTE 4.   NOTES PAYABLE
                                                          2001          2000
                                                       ----------    ----------

          Note payable to an officer,  shareholder
          and  employee  of  the  Company,  due on
          demand, non-interest bearing, unsecured.
          Convertible  into shares of common stock
          at a rate of $0.001 per share                $    3,591    $    5,052

          Note payable to an officer,  shareholder
          and  employee  of  the  Company,  due on
          demand, non-interest bearing, unsecured.
          Convertible  into shares of common stock
          at a rate of $0.05 per share                      8,000            --

          Note    payable    to   an    affiliated
          corporation and shareholder, retired.                --        18,000
                                                       ----------    ----------

                                                       $   11,591    $   23,052
                                                       ==========    ==========

NOTE 5. INCOME TAXES

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES - CONTINUED

     period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

     The net deferred tax asset at August 31, 2001 and 2000 was comprised of the following:

                                                          2001         2000
                                                       ----------    ----------

          Current deferred tax asset                   $  185,856    $  109,410
          Current deferred tax liability                       --            --
          Less valuation allowance                       (185,856)     (109,410)
                                                       ----------    ----------

          Net deferred tax asset                       $       --    $       --
                                                       ==========    ==========

     Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $547,000 and expire in 2021. The valuation allowance increased $76,446 and $80,117 for the years ended August 31, 2001 and 2000, respectively.

     The Company has no tax provision or benefit in 2001 or 2000 as the Company's net operating losses provide no recognizable benefit.

NOTE 6. INTANGIBLE ASSETS

     Included in intangible assets at August 31, 2001 and 2000 is the following:

                                                          2001          2000
                                                       ----------    ----------

         Patterns                                      $   12,000    $   12,000
         Non-compete agreement                             10,000        10,000
                                                       ----------    ----------

                                                           22,000        22,000
         Accumulated amortization                          (6,638)       (1,738)
                                                       ----------    ----------

                                                       $   15,362    $   20,262
                                                       ==========    ==========

     The patterns are being  amortized  on the  straight-line  basis over a five
     year  period.   The  non-compete   agreement  is  being  amortized  on  the
     straight-line basis over the expected non-compete period of four years.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS AND CONTINGENCIES

     During the year ended August 31, 1999, the Company was named defendant in a lawsuit related to an exchange agreement whereby the Company was to acquire 100% of another entity. The Company claimed the agreement was never consummated. The parties have come to a mutually agreed upon settlement and, therefore, on November 28, 2000, the suit was dismissed. The Company is prohibited from disclosing the settlement terms, however, the settlement did not have a material effect on the financial position of the Company.

     The Company has sold customer accounts receivable to a factor with full recourse. The factor retains portions of the amounts for which the accounts were sold as a reserve which is released to the Company as the customers make monthly payments. Sales of recourse contracts were approximately $418,000 and $211,000 during the years ended August 31, 2001 and 2000. The balance outstanding under recourse contracts was approximately $32,520 at August 31, 2001. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

     The  Company  leases  office and  warehouse  space  under  operating  lease agreements through 2004. Rent expense under these agreements was approximately $16,000 and $6,000 for the years ended August 31, 2001 and 2000, respectively.

     The approximate future minimum lease payments on operating leases at August 31, 2001 are as follows:

                        2002                    $ 50,400
                        2003                      50,400
                        2004                      42,000
                                                --------

                       Total                    $142,800
                                                ========

NOTE 8. STOCKHOLDERS' EQUITY

     Included in additional paid-in capital at August 31, 2001 and 2000 is $106,500 and $96,000, respectively, of accrued salaries waived by an officer and contributed to the Company. For the years ended August 31, 2001 and 2000 $10,500 and $48,000, respectively, of the waived amounts have been included in selling, general and administrative expenses and contributed capital.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY - CONTINUED

     In July 2001, the holder of a note payable from the Company requested, under the terms of the note agreement, to convert the note into shares of common stock at a rate of $0.001 per share. The note holder is an officer, shareholder and employee of the Company. The unpaid principal balance of the note is $3,591, which is convertible into 3,591,540 shares of common stock. As of November 30, 2001, the conversion has not been completed.