Form 10KSB/A
period 2001-08-31
ESSXSPORT CORP
filed 2001-12-17
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                Amendment No. 1

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

                 305 NE Loop 820, Suite 505, Hurst, Texas 76053
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

OVERVIEW

     ESSXsport was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated
Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC and, in September 1998, the Company changed its name to ESSXsport Corp. At that time, the Company had no assets and no liabilities.

     The Company's headquarters are in Hurst, Texas. A sales office is maintained in Kuala Lumpur, Malaysia, which is devoted to sales of the Company's products in the Asian/Pacific region. It is maintained as a geographical convenience in order to communicate in a timely manner with customers in Asian Markets. The Company has no significant International operations.

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

In August of 2001, the Company acquired the assets of the vaulting pole division from Innovative Hockey Inc. Mexico. A cash payment of $27,000 and 30,000 restricted shares were given for used equipment. The Company upgraded this equipment and bought additional equipment to produce various high composite fiberglass shafts, for sporting goods applications. Management believes that this consolidation of manufacturing facilities will provide enhanced cost control measures and better product delivery.

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

     The Company's leased California facilities produce mats, foam configurations, landing systems, and vinyl covered foam protection pads for several sports. The Texas office is for corporate and accounting functions and is leased on a month to month basis.

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

COMPETITION

     Competition is characterized by very few large, multi-sport companies, such as Collegiate Pacific Inc (Symbol BOO), Sport Supply Group Inc. (Symbol SSBY), and The Harry Gill Co. (Private), Rather, the industry is characterized by a wide variety of niche manufacturers and marketers that devote their activities to a particular sport or sports category. Accordingly, market share is generally a function of general use acceptance of products, based on availability, price and performance capabilities. The Company is relatively new and has not had the ability to widely promote its products. Furthermore, based upon current resources, it is unlikely that the Company will be able to promote its products on the scale of its competition, that have resources that are considerably greater than those of the Company. Accordingly, the Company expects to increase its sales revenues through the development of strategic relationships and endorsements whenever possible. There can be no assurance that the Company can successfully foster such relationships or endorsements, which could have a negative effect on sales.

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

YEAR ENDED AUGUST 31, 2001 COMPARED TO YEAR ENDED AUGUST 31, 2000

NET SALES
Net sales for the year ended August 31 2001, increased by approximately $207,000 or 42%, compared to the same period in 2000. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. The company attributes the growth in its revenues for both years to brand awareness through marketing activities, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider.

GROSS MARGIN
Gross margin for the year ended August 31, 2001, increased by approximately $100,000, or 47%, compared to the same period in 2000. As a percentage of sales, gross margin for the year ended August 31, 2001, was 45%, approximately the same as the year ended August 31, 2000. This percentage should increase by the second quarter of the new year as the Company expands its manufacturing facilities and brings in new equipment to produce more goods with a higher profit margin.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES
Selling, General and Administrative expenses for the year ended August 31, 2001, increased by approximately $93,000, or 21%, compared to the year ended August 31, 2000. The increase is predominantly due to the increased expenses of setting up the eCommerce site and the cost of rent and salaries for the manufacturing facility the Company acquired in California. As a percentage of sales, selling, general and administrative expenses for the year ended August 31, 2001, decreased to 77% from 90% for the year ended August 31, 2000.

NET INCOME
The Company's net (loss) decreased to approximately $226,000 for the year ended August 31, 2001, compared to approximately $237,000 loss for fiscal 2000. Management is bringing its vaulting pole manufacturing process in house for the year ending August 31, 2002, which places it in a position to sell more vaulting poles at a higher profit margin. This, in combination with other Management decisions, should enable the Company to generate a profit for the year ending August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $31,000 at August 31, 2001, compared to approximately $17,000 at August 31, 2000.

Proceeds from financing activities for the year ended August 31, 2001 totaled $225,000 compared to $178,000 for fiscal 2000.

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

DATO' SRI RAM SARMA joined us in July of 1999 and serves as Chairman of the Company's Board of Directors. He also serves on the boards of several other companies, including a company listed on the Kuala Lumpur Stock Exchange and he is the CEO of SRS Group, an Asian company located in Kuala Lumpur, Malaysia. Dato' Sri Ram does not sit on the board of any other U.S. public Companies. Dato'Sri Ram Sarma is the owner of Ticket Express, a ticketing agency of Asia. His companies have provided equipment and ticketing to the Commonwealth Games in 1998 and the equipment to the Malaysian Games Sukma 98. Dato'Sri Ram Sarma is a resident of Kuala Lumpur, Malaysia.

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

                  NAME AND TITLE                       NUMBER OF        PERCENT
                                                         SHARES         OF CLASS
--------------------------------------------------------------------------------

Dato'Sri Ram Sarma, Chairman of the Board                 110,000(2)      0.33%
Bruce Caldwell, President, CEO and Director             8,217,452(1)     24.99%
Wayne Farrar, Chief Financial Officer                   1,200,000         3.65%
Bonnie Caldwell, Secretary and Director                 2,006,400         6.10%
Earl Bell, Director                                       900,000         2.74%
A. Chandrakumanan                                         110,000(2)      0.33%
Ulrich Gag, Director                                      300,000         0.91%
Alberto Caberlotto                                        500,000         1.52%
KRES Private Ltd.                                       7,939,752(2)     24.15%
Officers and Directors as a Group (8 individuals)      13,343,852        40.59%

---------------

(1)  Does not include 12,000 shares owned by the minor son of Mr. Caldwell.
(2) Dato'Sri Ram Sarma and A. Chandrakumanan are the principle shareholders of KRES Private Ltd.

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


____________________________________        Secretary and Director
Bonnie Caldwell


____________________________________        Director
A. Chandrakumanan


____________________________________        Director
Ulrich Gag


____________________________________        Director
Alberto Caberlotto

                                 ESSXSPORT CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Pages
                                                                      -----

Independent Auditor's Report                                          F-2

Consolidated Balance Sheets as of August 31, 2001
     and 2000                                                         F-3

Consolidated Statements of Operations
     For the Years Ended August 31, 2001 and 2000                     F-4

Consolidated Statements of Stockholders' Equity
     For the Years Ended August 31, 2001 and 2000                     F-5

Consolidated Statements of Cash Flows
     For the Years Ended August 31, 2001 and 2000                     F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-14

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