Form 10KSB/A
period 2001-08-31
ESSXSPORT CORP
filed 2001-12-17
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                Amendment No. 2

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

     On April 15, 2000 the Company entered into an agreement to acquire certain assets of Pacific Mat, Inc. of California.(PMI) PMI had been a manufacturer of a variety of sports-related matting, which is used to absorb impact of the athlete with the ground. Examples of such products include padding for volleyball net supports, and floor padding below gymnastic equipment. This was a share purchase transaction by which ESSXsport acquired certain assets of Pacific Mat for restricted ESXS common stock. Following the transaction, Ulrich Gag, Pacific Mat president, joined ESSXsport as a director. He remains part of our management and is in charge of the Company's manufacturing operations in Sun Valley, California.

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