Form 10QSB
period 2001-11-30
ESSXSPORT CORP
filed 2002-01-18
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-32923

                                 ESSXSPORT CORP.
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                               33-0198414
     -------------------------------        -------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation of organization)            Identification Number)

            9812-14 GLENOAKS BOULEVARD, SUN VALLEY, CALIFORNIA 91352
            --------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (817) 285-2886
                                 --------------
                           (Issuer's telephone number)

                 305 NE LOOP 820, SUITE 505, HURST, TEXAS 96053
                 ----------------------------------------------
                 (Former Address, if changed since last report)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No ( X )

As of November 30, 2001, 32,876,417 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                                      INDEX

                                                                         Pages
                                                                       ---------

PART I:   FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of August 31, 2001 (Audited) and as of November 30, 2001 (Unaudited)

          Condensed Consolidated Statements of Operations (Unaudited) for the Three-Month Periods Ended November 30, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended November 30, 2001 and 2000

          Notes to Consolidated Financial Statements

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II:  OTHER INFORMATION

     ITEM 1 - Legal Proceedings

     ITEM 2 - Changes in Securities

     ITEM 3 - Defaults upon Senior Securities

     ITEM 4 - Submission of Matters to a Vote of Securities Holders

     ITEM 5 - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         AUGUST 31,      NOVEMBER 30,
                                                            2001             2001
                                                         (AUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                    $     30,943     $     24,674
Accounts Receivable                                           26,361           39,101
Stock Subscriptions                                            5,000
Inventory                                                     59,444           74,434
                                                        ------------     ------------
         Total Current Assets                               $121,748     $    138,209

PROPERTY AND EQUIPMENT
Equipment                                               $    121,166     $    167,248
Accumulated Depreciation                                     (41,745)         (51,795)
                                                        ------------     ------------
         Total Property and Equipment                   $     79,421     $    115,453

INTANGIBLES
Patterns                                                $     12,000     $     12,000
Noncompete Agreement                                          10,000           10,000
Accumulated Amortization                                      (6,638)          (7,862)
                                                        ------------     ------------
                                                        $     15,362     $     14,138

Deposits                                                $      2,857     $      2,857
                                                        ------------     ------------
         Total Assets                                   $    219,388     $    270,657
                                                        ============     ============

CURRENT LIABILITIES
Accounts Payable                                        $     43,377     $     90,541
Accrued Expenses                                              58,006           64,778
Current portion of long-term debt                                 --           10,004
Notes Payable - Related Parties                               11,591           36,442
                                                        ------------     ------------
         Total Current Liabilities                      $    112,974     $    201,765

LONG-TERM DEBT                                          $         --     $     24,901

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
    300,000,000 shares authorized, 32,876,417           $     32,917     $     32,877
    and 32,916,567 issued and outstanding at
    11/30/01 and 08/31/01, respectively
Paid-In Capital                                              623,715          623,755
Retained Deficit                                            (550,218)        (612,641)
                                                        ------------     ------------
         Total Capital                                  $    106,414     $     43,991

         Total Liabilities and Capital                  $    219,388     $    270,657
                                                        ============     ============

  The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED NOVEMBER 30
                                                       ------------------------------

                                                            2000             2001
                                                        (UNAUDITED)      (UNAUDITED)
                                                        ------------     ------------
Revenues                                                $     96,099     $    120,731
Cost of Goods Sold                                            58,343           57,526
                                                        ------------     ------------
Gross Profit                                            $     37,756           63,205
                                                        ------------     ------------

Selling, General and Administrative Expenses            $    158,797     $    128,628
                                                        ------------     ------------

Loss from Operations                                        (121,041)         (65,423)

Gain on Sale of Asset                                            -0-            3,000
                                                        ------------     ------------

Net Loss                                                $   (121,041)    $    (62,423)
                                                        ============     ============

Weighted Average
         Shares Outstanding                               35,498,347       32,880,388
                                                        ============     ============

Net Loss Per Share                                      $      (0.00)    $      (0.00)
                                                        ============     ============

  The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED NOVEMBER 30
                                                       ------------------------------

                                                            2000             2001
                                                        (UNAUDITED)      (UNAUDITED)
                                                        ------------     ------------
OPERATING ACTIVITIES
Net Loss                                                $   (121,041)    $    (62,423)
Adjustments: Net Loss to Net Cash
         Amortization                                            785            1,224
         Depreciation                                         10,013           10,050
         Gain on Sale of Asset                                   -0-           (3,000)
         Changes in Receivables                               19,357           (7,740)
         Changes in Inventories                              (24,580)         (14,990)
         Changes in Accounts Payable and
           Accrued Expenses                                  (49,854)          53,936
                                                        ------------     ------------
         Net Cash Used by Operating Activities          $    (44,278)    $     39,480

INVESTING ACTIVITIES
         Proceeds From Sale of Assets                            -0-            8,000
         Investment in Property, Plant and Equipment          (2,943)         (11,082)
                                                        ------------     ------------
         Net Cash Used by Investing Activities          $     (2,943)    $     (3,082)

FINANCING ACTIVITIES
         Repayments on notes payable                    $         --           (5,368)
         Repayments on long-term debt                             --           (5,095)
         Advances under notes payable                             --           30,219
         Proceeds from Sale of Common Stock                  205,340              -0-
                                                        ------------     ------------
         Net Cash Provided by Financing Activities           205,340           19,756
                                                        ------------     ------------

INCREASE (DECREASE) IN CASH                             $     37,078     $     (6,269)

Cash at Beginning of Period                                   17,309           30,943

                                                        ------------     ------------
CASH AT END OF PERIOD                                   $     54,387     $     24,674
                                                        ============     ============

  The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2001 are not necessarily indicative of results that may be expected for the year ending August 31, 2002. The consolidated financial information included in the condensed statements of operations and cash flows for the three months ended November 30, 2000, have not been reviewed as required by Regulation SB, Item 310(b).

     ORGANIZATION AND QUASI-REORGANIZATION

          EssxSport  Corp.  was  incorporated  in  Nevada  in 1984  as  Southern
          Development Company, Inc. (SDC). In December 1994 SDC merged with Integrated Communications Access Network, Inc. (ICAN). ICAN's main business activity centered around the interactive television and telecommunications industries. In March 1996 ICAN changed its name back to SDC. In September 1998, the Company, under new management, changed its name to EssxSport Corp. and changed its business focus to the sport equipment industry. Prior to September 1, 1998, the Company was in the development stage.

          Effective September 1, 1998, the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity accounts (a quasi-reorganization). At that date the Company had no assets or liabilities, and, therefore, the quasi-reorganization did not involve any revaluation. September 1, 1998 is the beginning date of the Company's fiscal year and is also the effective date of the Company's new business focus under new management. The quasi-reorganization was accomplished by eliminating the accumulated deficit by a transfer from additional paid-in capital and common stock of an amount equal to the accumulated deficit at August 31, 1998.

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

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include EssxSport Corp. and its wholly-owned subsidiary, eonlinesports.com. EssxSport Corp is the sole shareholder of eonlinesports.com. All intercompany transactions have been eliminated.

     USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTS RECEIVABLE AND CONCENTRATIONS

          No allowance for doubtful accounts has been provided. All accounts considered to be uncollectable have been charged off, and in the opinion of management, losses, if any, on the remaining accounts will not be significant.

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

     INCOME TAXES

          The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     STATEMENT OF CASH FLOWS

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less from date of purchase to be cash equivalents.

     NET LOSS PER SHARE

          Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended November 30, 2001 and 2000.

NOTE 2.   INVENTORY

          The major components of inventories are as follows:

                                   NOVEMBER 30,      AUGUST 31,
                                       2001             2001
                                   ------------     ------------

                Raw Materials      $     53,704     $     37,979
                Finished Goods           20,730           21,465
                                   ------------     ------------
                                   $     74,434     $     59,444
                                   ============     ============

NOTE 3.   NOTES PAYABLE

                                                                          11/30/01       08/31/01
                                                                         ----------     ----------

          Note payable to an officer and shareholder of the Company,     $    3,592     $    3,591
          non-interest bearing, unsecured. Convertible into shares of common stock at a rate of $0.001 per share

          Note payable to an officer and shareholder of the Company,         32,850          8,000
          non-interest bearing, unsecured.                               ----------     ----------
                                                                         $   36,442     $   11,591
                                                                         ==========     ==========

NOTE 4.   LONG-TERM DEBT

          Long-term debt consists of the following:
                                                         11/30/01      8/31/01
                                                        ----------    ----------
               Note payable to lender with monthly
               installments of $1,482, including
               interest at 25.49%, maturing August
               2004; secured by equipment               $   34,905    $       --
                                                        ----------    ----------

               Less current maturities                      10,004            --
                                                        ----------    ----------
                                                        $   24,901    $       --
                                                        ==========    ==========

NOTE 5.   INCOME TAXES

          Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

          Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $550,218 and begin to expire in 2019.

          The Company has no tax provision or benefit in 2001 or 2000, nor has any been calculated for the interim financials dated November 30, 2001, as the benefit provided by the Company's net operating losses has been offset by increases in the deferred tax asset valuation allowance.

NOTE 6.   INTANGIBLE ASSETS

          Included in intangible assets is the following:

                                                  NOVEMBER 30,      AUGUST 31,
                                                      2001             2001
                                                  ------------     ------------
          Patterns                                $     12,000     $     12,000
          Non-Compete Agreement                         10,000           10,000
                                                  ------------     ------------

                                                  $     22,000     $     22,000
          Accumulated Amortization                      (7,862)          (6,638)
                                                  ------------     ------------
                                                  $     14,138     $     15,362
                                                  ============     ============

          The patterns are being amortized on the straight-line basis over a five year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7.   COMMON STOCK AND PAID IN CAPITAL

          The Company did not issue any additional shares of common stock in the quarter ended November 30, 2001. The Company retired 40,150 shares of common stock at no cost to the Company. There are 32,876,417 total shares issued and outstanding.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

          The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately $6,414 at November 30, 2001. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 9.   SUBSEQUENT EVENTS

          The Note Payable in the amount of $3,591 described in Note 2 was converted into approximately 3,592,000 shares of common stock in December 2001.

ITEM 2.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

THREE MONTHS ENDED NOVEMBER 30, 2001,
COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

NET SALES

The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the three months ended November 30, 2001, increased by approximately $25,000 or 26%, compared to the same period in 2000. The company attributes the growth in its revenues for both periods to brand awareness through marketing activities, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider.

GROSS MARGIN

Gross margin for the three months ended November 30, 2001, increased by approximately $25,000, or 67%, compared to the same period in 2000. As a percentage of sales, gross margin for the three months ended November 30, 2001, increased to 52% compared to 39% for the same period in 2000. This trend should accelerate in the second quarter as the Company expands its manufacturing facilities and brings in new equipment to produce more goods with a higher profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three months ended November 30, 2001, decreased by approximately $30,000, or 19%, compared to the same period in 2000. The decrease is predominantly due to the decreased expenses of setting up the eCommerce site and the absence of private offering expenses compared to the same period in 2000. As a percentage of sales, selling, general and administrative expenses for the three months ended November 30, 2001, decreased to 107% from 165% for the same period in 2000.

NET LOSS

The Company's net loss decreased to approximately $62,000 for the three months ended November 30, 2001, compared to approximately $121,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $25,000 at November 30, 2001, compared to approximately $31,000 at August 31, 2001.

Proceeds from financing activities for the three months ended November 30, 2001, were approximately $20,000 compared to $205,000 for the same period of 2000.

Current assets totaled approximately $138,000 at November 30, 2001, providing the Company with a current ratio of .68 when divided by its current liabilities of approximately $202,000.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 18, 2002                ESSXSPORT CORP.


                                        By: /s/ Bruce Caldwell
                                            -------------------------
                                            Bruce Caldwell, President