Form 10QSB
period 2001-05-31
ESSXSPORT CORP
filed 2002-03-21
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 2001


       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                           Commission File No. 0-32923


                                 ESSXSPORT CORP.
                 (Name of Small Business Issuer in its Charter)


                    NEVADA                               33-0198414
        -------------------------------            ----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation of organization)            Identification Number)


                 305 NE LOOP 820, SUITE 505, HURST, TEXAS 96053
                 -----------------------------------------------
                      Address of principal executive office


                                 (817) 285-2886
                                 --------------
                            Issuer's telephone number


Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of May 31, 2001, 36,038,767 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                          PART I: FINANCIAL INFORMATION


                                      INDEX

                                                                           Pages
                                                                           -----
PART I: FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

            Condensed Consolidated Balance Sheets
            as of May 31, 2001 (unaudited) and August 31, 2000

            Condensed Consolidated Statements of Operations
            (Unaudited) For the Quarters and Year-to-Date
            Periods Ended May 31, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) For the Year-to-Date Periods Ended May
            31, 2001 and 2000

PART II:  OTHER INFORMATION

     ITEM 1 - Legal Proceedings

     ITEM 2 - Changes in Securities

     ITEM 3 - Defaults upon Senior Securities

     ITEM 4 - Submission of Matters to a Vote of Securities Holders

     ITEM 5 - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MAY 31, 2001 AND AUGUST 31, 2000

                                                     MAY 31,         AUGUST 31,
                                                      2001             2000
                                                   (UNAUDITED)       (AUDITED)
                                                  -----------------------------
CURRENT ASSETS
Cash                                              $      3,324     $     17,309
Accounts Receivable                                     90,309           41,378
Prepaid Expenses                                             0            7,278
Stock Subscriptions                                      5,000            8,900
Income Tax Receivable                                        0            1,752
Inventory                                               58,097           38,397
                                                  -----------------------------
     Total Current Assets                              156,730          115,014

PROPERTY AND EQUIPMENT
Equipment                                               78,366           70,653
Accumulated Depreciation                               (42,581)         (19,384)
                                                  -----------------------------
     Total Prop & Equip                                 35,785           51,269

INTANGIBLES
Patterns                                                12,000           12,000
Noncompete Agreement                                    10,000           10,000
Accumulate Amortization                                 (5,412)          (1,738)
                                                  -----------------------------
                                                        16,588           20,262

Deposits                                                14,037              937
                                                  -----------------------------
     Total Assets                                 $    223,140     $    187,482
                                                  =============================

CURRENT LIABILITIES
Accounts Payable                                  $     29,261     $     40,615
Accrued Expenses                                        10,695           34,801
Note Payable Officers                                    4,326           23,052
                                                  -----------------------------
     Total Current Liabilities                          44,282           98,468

CAPITAL
Common Stock, $0.001 par value
     300,000,000 shares authorized
     35,916,567 and 35,498,347 shares
     issued and outstanding at 5/31/01
     and 8/31/00, respectively                          35,917           35,498
Paid-In Capital                                        610,215          377,794
Retained Deficit                                      (467,274)        (324,278)
                                                  -----------------------------
     Total Capital                                     178,858           89,014
                                                  -----------------------------

     Total Liabilities and Capital                $    223,140     $    187,482
                                                  =============================

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MAY 31                           MAY 31
                                                   2001             2000            2001             2000
                                               --------------------------------------------------------------
Revenues                                            299,388          193,530         581,576          330,793
Cost of Goods Sold                                  175,690          143,970         307,108          204,463
                                               --------------------------------------------------------------
Gross Profit                                        123,698          123,698         274,468          126,330
                                               --------------------------------------------------------------

Selling, General and Administrative Expense         127,798           97,209         417,464          265,632
                                               --------------------------------------------------------------

Income (Loss) from Operations                        (4,100)          26,489        (142,996)        (139,302)
                                               --------------------------------------------------------------

Income tax expense                                        0                0               0                0
                                               --------------------------------------------------------------

Net Income (Loss)                                    (4,100)          26,489        (142,996)        (139,302)
                                               ==============================================================

Weighted Average
Shares Outstanding                               35,919,828       17,018,412      35,698,663       17,018,412
                                               --------------------------------------------------------------

Net Income (Loss) per Share                           (0.00)            0.00           (0.00)           (0.01)
                                               --------------------------------------------------------------

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UUNAUDITED)

                                                             2001            2000
                                                          ----------------------------
OPERATING ACTIVITIES
Net Loss from Operations                                     (142,996)        (139,302)
Adjustments: Net Loss to Net Cash Provided
  (Used) by Operating Activities
     Issuance of Common Stock for Services                        750                0
     Salary waived by Shareholder recorded as
       Contributed Capital                                          0           36,000
     Amortization                                               3,674              800
     Depreciation                                              23,197            5,983
     Change in Accounts Receivable                            (48,931)           6,167
     Change in Income Taxes Receivable                          1,752                0
     Change in Inventories                                    (19,700)          20,046
     Change in Prepaid Expenses                                 7,278                0
     Change in Deposits                                       (13,100)               0
     Change in Accounts Payable and Accrued Expenses          (35,460)         (39,053)
                                                          ----------------------------
     Net Cash Provided (Used) by Operating Activities         (80,540)          29,943

INVESTING ACTIVITIES
     Investment in Property, Plant and Equipment               (7,713)         (61,637)
                                                          ----------------------------
     Net Cash Used by Investing Activities                     (7,713)         (61,637)

FINANCING ACTIVITIES
     Proceeds from Sale of Common Stock                       235,990          196,155
     Repayment on Notes Payable                               (19,658)               0
     Advances under Notes Payable                                 932                0
                                                          ----------------------------
     Net Cash Provided by Financing Activities                217,264          196,155
                                                          ----------------------------

INCREASE (DECREASE) IN CASH                                   (13,985)          25,159

Cash at Beginning of Period                                    17,309            3,135
                                                          ----------------------------

CASH AT END OF PERIOD                                           3,324           28,294
                                                          ============================

The notes to financial statements are an integral part of these statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 2001 are not necessarily indicative of results that may be expected for the year ending August 31, 2001. The consolidated financial information included in the condensed statements of operations and cash flows for the three and nine months ended May 31, 2000 have not been reviewed as required by Regulation SB, Item 310(b).

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

     NET LOSS PER SHARE

          Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended May 31, 2001 and 2000.

NOTE 2. INVENTORY

     The major components of inventories are as follows:

                                    May 31,       August 31,
                                     2001            2000
                                   --------        --------
          Raw Materials            $ 39,444        $ 30,669
          Finished Goods             18,653           7,728
                                   --------        --------
                                   $ 58,097        $ 38,397
                                   ========        ========

NOTE 3. NOTES PAYABLE
                                                            5/31/01     8/31/00
                                                           ---------   ---------
     Note payable to an officer and shareholder of the
     Company, non-interest bearing, unsecured. Convertible
     into shares of common stock at a rate of $0.001 per
     share                                                 $   4,326   $   5,052

     Note payable to an affiliated corporation and
     shareholder, non-interest bearing, unsecured
     Convertible into shares of common stock at a rate of
     $0.001 per share                                             --      18,000
                                                           ---------   ---------
                                                           $   4,326   $  23,052
                                                           =========   =========

NOTE 4. INCOME TAXES

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

     Deferred  tax  assets are due to a net  operating  loss  carryforward.  Net
     operating   losses   available  to  offset   future   taxable   income  are
     approximately $322,000 and expire in 2019.

     The Company has no tax provision or benefit in 2001 or 2000, nor has any been calculated for the interim financials dated May 31, 2001, as the benefit provided by the Company's net operating losses have been offset by increase in the deferred tax asset valuation allowance.

NOTE 5. INTANGIBLE ASSETS

     Included in intangible assets at May 31, 2001 is the following:

          Patterns                                         $   12,000
          Non-compete agreement                                10,000
                                                           ----------
                                                               22,000

          Accumulated amortization                             (5,412)
                                                           ----------
                                                           $   16,588
                                                           ==========

     The patterns are being  amortized  on the  straight-line  basis over a five
     year  period.   The  non-compete   agreement  is  being  amortized  on  the
     straight-line basis over the expected non-compete period of four years.

NOTE 6. COMMON STOCK AND PAID IN CAPITAL

     The Company issued an additional 568,220 shares of common stock in the first three quarters ended May 31, 2001. Additionally, 150,000 shares were retired, bringing the total shares issued and outstanding to 35,916,567. Of the shares issued, 566,720 were issued in exchange for cash (or a promise to pay cash), and 1,500 were issued as part of a consulting contract.

NOTE 7. COMMITMENTS AND CONTINGENCIES

     The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. Sales of recourse contracts were approximately $211,000 during the year ended August 31, 2000. The balance outstanding under recourse contracts was approximately $10,699 at May 31, 2001. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

     The Company was released from its leasing agreement in Irving, Texas as of May 31, at no cost to the Company.

NOTE 8. SUBSEQUENT EVENTS

     The Company retired 3,000,000 shares of common stock in July of 2001, at no cost to the Company.

     The Company was released from its leasing agreement on its facility in Sun Valley, California as of June 30, as part of a new three year lease agreement with the same property owner which effectively doubles the square footage of the Company's facility in California. The terms call for a base rent of $4,200 monthly, increasing by not more than 3% in each of years two and three.

QUARTERLY REPORT (SEC FORM 10QSB)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS
                                 OF OPERATIONS.

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

NINE MONTHS ENDED MAY 31, 2001 COMPARED TO NINE MONTHS ENDED MAY 31, 2000

NET SALES
The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the nine months ended May 31st 2001, increased by approximately $251,000 or 76%, compared to the same period in 2000. The company attributes the growth in its revenues for both periods to brand awareness through marketing activities, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider.

GROSS PROFIT
Gross profit for the nine months ended May 31, 2001, increased by approximately $148,000, or 117%, compared to the same period in 2000. As a percentage of sales, gross profit for the nine months ended May 31, 2001, increased to 47% compared to 38% for the same period in 2000. This trend should accelerate in the second quarter of next year as the Company expands its manufacturing facilities and brings in new equipment to produce more goods with a higher profit margin.

OPERATING EXPENSES
Operating expenses for the nine months ended May 31, 2001, increased by approximately $152,000, or 57%, compared to the same period in 2000. The increase is predominantly due to the increased expenses of setting up the eCommerce site and the cost of rent and salaries for the manufacturing facility in California. As a percentage of sales, operating expenses for the nine months ended May 31, 2001, decreased to 72% from 80% for the same period in 2000.

NET INCOME (LOSS)
The Company's net loss increased to $143,000 for the nine months ended May 31, 2001, compared to $139,000 for the same period in fiscal 2000. The increase was attributable to a slight increase in the cost of goods sold and the cost of rent and salaries for the manufacturing facility in California, compared to the same period for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $3,000 at May 31, 2001, compared to approximately $17,300 at August 31, 2000. Cash used in operations was approximately $80,000 in the nine months ended May 31, 2001 compared to cash provided by operating activities of approximately $30,000 for the same period of 2000.

Proceeds from financing activities for the nine months ended May 31, 2001 totaled $217,000 compared to $196,000 for the same period of 2000.

Current assets totaled approximately $157,000 at May 31, 2001, providing the Company with a current ratio of 3.6 when divided by its current liabilities of approximately $44,000.

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


Dated:  November 29, 2001               ESSXSPORT CORP.

                                        By: /s/ Bruce Caldwell
                                            --------------------------
                                            Bruce Caldwell, President