Form 10QSB/A
period 2002-02-28
ESSXSPORT CORP
filed 2002-06-06
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)

As of February 28, 2001, 36,497,957 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                                      INDEX

                                                                         Pages
                                                                       ---------

PART I:   FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

          Condensed   Consolidated  Balance  Sheets  as  of  February  28,  2002
          (Unaudited) and as of August 31, 2001 (Audited)

          Condensed Consolidated Statements of Operations (Unaudited) for the Quarters and Year-to-Date Periods Ended February 28, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Year-to-Date Periods Ended February 28, 2002 and 2001

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

     ITEM 3 - Defaults upon Senior Securities

     ITEM 4 - Submission of Matters to a Vote of Securities Holders

     ITEM 5 - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   2/28/2002        8/31/2001
                                                   Unaudited         Audited
                                                  ------------     ------------
CURRENT ASSETS
Cash                                              $     18,839     $     30,943
Accounts Receivable                                     32,197           26,361
Stock Subscriptions                                         --            5,000
Inventory                                               76,554           59,444
                                                  ------------     ------------
                                                  $    127,590     $    121,748

PROPERTY AND EQUIPMENT
Equipment                                         $    175,029     $    121,166
Accumulated Depreciation                               (65,383)         (41,745)
                                                  ------------     ------------
                                                  $    109,646     $     79,421

INTANGIBLES
Patterns                                          $     12,000     $     12,000
Noncompete Agreement                                    10,000           10,000
Accumulated Amortization                                (9,087)          (6,638)
                                                  ------------     ------------
                                                  $     12,913     $     15,362

Deposits                                          $         --     $      2,857

      Total Assets                                $    250,149     $    219,388

CURRENT LIABILITIES
Accounts Payable                                  $     99,894     $     43,377
Accrued Expenses                                        83,770           58,006
Current portion of long-term debt                       10,655               --
Notes Payable - Related Parties                         31,185           11,591
                                                  ------------     ------------
      Total Current Liabilities                   $    225,504     $    112,974


Long Term Debt                                    $     21,980     $         --

CAPITAL
Common Stock, $0.001 par value
      300,000,000 shares authorized, 36,497,957
      and 32,916,567 issued and outstanding at
      2/28/02 and 8/31/01, respectively           $     36,498     $     32,917
Paid-In Capital                                        623,755          623,715
Retained Deficit                                      (657,588)        (550,218)
                                                  ------------     ------------
      Total Capital                               $      2,665     $    106,414

      Total Liabilities and Capital               $    250,149     $    219,388


The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended Feb 28         Three Months Ended Feb 28
                                                      2002             2001            2002              2001
                                                    Unaudited        Unaudited       Unaudited        Unaudited
                                                  ------------     ------------     ------------     ------------
Revenues                                          $    279,892     $    278,939     $    159,161     $    182,840

Cost of Goods Sold                                     154,084          160,446           96,558          101,208
                                                  ------------     ------------     ------------     ------------

Gross Profit                                      $    125,808     $    118,493           62,603           81,632

Selling, General and Administrative Expenses      $    236,178     $    231,376          107,550           93,287

Loss from Operations                              $   (110,370)    $   (112,883)         (44,947)         (11,657)

Other Income (Expense)                                   3,000          (20,549)              --           (1,007)

Loss Before Income Taxes                          $   (107,370)    $   (133,432)    $    (44,947)    $    (13,404)

Income Tax Expense                                           0                0                0                0
                                                  ------------     ------------     ------------     ------------

Net Loss                                          $   (107,370)    $   (133,432)    $    (44,947)    $    (13,404)
                                                  ------------     ------------     ------------     ------------

Weighted Average Shares Outstanding                 33,298,592       35,565,355       33,721,443       35,633,107

Net Loss Per Share                                       (0.00)           (0.00)           (0.00)           (0.00)

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended February 28

                                                       2002            2001
                                                     Unaudited       Unaudited
                                                   ------------    ------------
OPERATING ACTIVITIES
Net Loss from Operations                           $  (107,370)    $   (133,432)
Adjustments: Net Income to Net Cash
      Issuance of Common Stock for Services        $         29    $         --
      Amortization                                        2,449           1,570
      Depreciation                                       23,638          16,605
      Gain on Sale of Assets                             (3,000)             --
      Changes in Accounts Receivable                       (836)          3,995
      Changes in Inventories and Prepaid Expenses       (14,253)        (38,480)
      Changes in Accounts Payable and
             Accrued Expenses                            82,281         (48,291)
                                                   ------------    ------------
      Net Cash Used by Operating Activities        $     90,308    $    (64,601)

INVESTING ACTIVITIES
      Proceeds From Sale of Assets                 $      8,000    $         --
      Investment in Property, Plant and Equipment       (18,863)        (23,445)
                                                   ------------    ------------
      Net Cash Provided by Investing Activities    $    (10,863)   $    (23,445)

FINANCING ACTIVITIES
      Repayments on Notes Payable                  $     (7,033)   $         --
      Repayments on Long-Term Debt                       (7,365)             --
      Advances Under Notes Payable                       30,219              --
      Proceeds from Sale of Common Stock                     --         227,091
                                                   ------------    ------------
      Net Cash Provided by Financing Activities    $     15,821    $    227,091

INCREASE (DECREASE) IN CASH                        $    (12,104)   $      5,613

Cash at Beginning of Period                        $     30,943    $     17,309

CASH AT END OF PERIOD                              $     18,839    $     22,922

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2002 are not necessarily indicative of results that may be expected for the year ending August 31, 2002. The consolidated financial information included in the condensed statements of operations and cash flows for the three and six months ended February 28, 2001, have not been reviewed as required by Regulation SB, Item 310(b).

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
                                   ============    ============

                 -----------------------------------------------

NOTE 3. NOTES PAYABLE

                                                                 2/28/02       08/31/01
                                                               ----------     ----------
Note payable to an officer and shareholder of the Company,     $        0     $    3,591
non-interest bearing, unsecured. Convertible into shares of
common stock at a rate of $0.001 per share

Note payable to an officer and shareholder of the Company,         31,185          8,000
non-interest bearing, unsecured.                               ----------     ----------
                                                               $   31,185     $   11,591
                                                               ==========     ==========
NOTE 4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 2/28/02       08/31/01
                                                               ----------     ----------
Note payable to lender with monthly  installments of $1,482, including interest at 25.49%, maturing August 2004; secured
by equipment                                                   $   32,635     $       --
                                                               ----------     ----------

Less current maturities                                            10,655             --
                                                               ----------     ----------
                                                               $   21,980     $       --
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

NOTE 6. INTANGIBLE ASSETS

Included in intangible assets is the following:

                                        FEBRUARY 28,       AUGUST 31,
                                            2002             2001
                                        ------------     ------------
Patterns                                $     12,000     $     12,000
Non-Compete Agreement                         10,000           10,000
                                        ------------     ------------
                                        $     22,000     $     22,000
Accumulated Amortization                      (9,087)          (6,638)
                                        ------------     ------------
                                        $     12,913     $     15,362
                                        ============     ============

The patterns are being amortized on the straight-line basis over a five-year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

The Company issued 3,622 additional shares of common stock in the quarter ended February 28,2002. There are 36,497,957 total shares issued and outstanding. Of the shares issued, 3,592 were issued due to the conversion of note payable to a stockholder and 30 were issued as part of a consulting contract.

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

SIX MONTHS ENDED FEBRUARY 28, 2002
COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2001

NET SALES

The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the six months ended February 28, 2002 were approximately the same compared to the same period in 2001. This past year there has been an increase in participation by women in the sport and the market share has increased. With our new product production for this market share, the Company believes future revenues will continue to grow from current levels. At the end of this Second Quarter the company experienced its largest backlog of orders in house to produce within the next month of the 3rd Quarter. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider. As the need for larger and more protective landing systems in Track and Field events is required by the National Federation of High Schools
(NFHS), the potential of a greater market opportunity will arise for the company to produce this very product out of the season.

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

NET LOSS

The Company's net loss from operations decreased by approximately $26,000 for the six months ended February 28,2002, compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $19,000 at February 28, 2002, compared to approximately $31,000 at August 31, 2001.

Current assets totaled approximately $128,000 at February 28, 2002, providing the Company with a current ratio of (.57) when divided by its current liabilities of approximately $226,000. The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. In addition it plans to raise additional capitol to increase the working capitol of the company and provide additional inventory to meet the demands of the coming market for 2003.

EQUIPMENT INVESTMENTS BY THE COMPANY

In the past six months the company invested in an acquisition of the Auto-Clave Hi-Composite manufacturing equipment owned by Innovative Hockey De Mexico, and in addition built a new auto clave and special rolling table to implement their new concepts in hi-tech fiberglass designs.

The cost of the fittings, hoses, testing equipment, and molds was $27,800. The additional new equipment to facilitate the complete process was $40,000. The $67,800.00 investment, located in the Sun Valley Ca. Manufacturing office, will enable the company to capitalize on the growing market of new athletes due to the implementing of Title 9 for women. In the past two years this market has doubled and the equipment will allow the company to produce their own product and open opportunities for other sports products to be produced in the future. There is no guarantee that the company can capture the total increase in market share or a percentage there of; however the Company is becoming a player in this industry with an increase potential to obtain additional sales.

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