Form 10QSB
period 2002-05-31
ESSXSPORT CORP
filed 2002-07-19
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)

As of May 31, 2002 36,497,957 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                                     INDEX

                                                                           Pages
                                                                           -----

PART I:   FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of August 31, 2001 (Audited) and as of May 31, 2002 (Unaudited)

          Condensed Consolidated Statements of Operations (Unaudited) for the three-Month Periods Ended May 31, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine-Month Periods Ended May 31,2002 and 2001

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

          ITEM 3 - Defaults upon Senior Securities

          ITEM 4 - Submission of Matters to a Vote of Securities Holders

          ITEM 5 - Other Information

          ITEM 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
  (FINANCIALS ARE UNAUDITED AND SUBJECT TO THE REVIEW BY THE COMPANY'S AUDITING
                FIRM AND ARE SUBJECT TO CHANGE) ESSXSPORT CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 5/31/2002           8/31/2001
                                                 Unaudited            Audited
                                                ------------       ------------
CURRENT ASSETS
Cash                                            $     17,596       $     30,943
Accounts Receivable                                   48,060             26,361
Stock Subscriptions                                       --              5,000
Inventory                                             85,181             59,444
                                                ------------       ------------
                                                $    150,837       $    121,748
PROPERTY AND EQUIPMENT
Equipment                                       $    175,028       $    121,166
Accumulated Depreciation                             (78,971)           (41,745)
                                                ------------       ------------
                                                $     96,057       $     79,421
INTANGIBLES
Patterns                                        $     12,000       $     12,000
Noncompete Agreement                                  10,000             10,000
Accumulated Amortization                             (10,312)            (6,638)
                                                ------------       ------------
                                                $     11,688       $     15,362

Deposits                                        $         --       $      2,857

      Total Assets                              $    258,582       $    219,388

CURRENT LIABILITIES
Accounts Payable                                $    164,076       $     43,377
Deposits from Customers                                4,413                 --
Accrued Expenses                                      13,743             58,006
Current portion of long-term debt                      1,328                 --
Notes Payable - Related Parties                       49,761             11,591
                                                ------------       ------------
      Total Current Liabilities                 $    233,321       $    112,974


Long Term Debt                                  $     24,901       $         --

CAPITAL
Common Stock, $0.001 par value
     300,000,000 shares authorized,
     36,497,957 and 32,916,567 issued
     and outstanding at 5/31/02 and
     8/31/01, respectively                      $     36,498       $     32,917
Paid-In Capital                                      623,755            623,715
Retained Earnings                                   (550,218)          (550,218)
Current Earnings                                    (109,675)                --
                                                ------------       ------------
      Total Capital                             $        360       $    106,414

      Total Liabilities and Capital             $    258,582       $    219,388

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                    Three Months Ended May 31

                                                      2002             2001
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    287,172     $    299,388
Cost of Goods Sold                                     145,786          175,690
                                                  ------------     ------------

Gross Profit                                      $    141,386     $    123,698
Selling, General and Administrative Expenses      $    144,353     $    127,798
Loss from Operations                              $     (2,967)    $     (4,100)
Other                                                       --               --
Net Loss                                          $     (2,967)    $     (4,100)
Weighted Average Shares Outstanding                 36,497,957       35,919,282
Net Loss Per Share                                       (0.00)           (0.00)

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                     Nine Months Ended May 31

                                                      2002             2001
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    567,064     $    581,576
Cost of Goods Sold                                     299,871          307,108
                                                  ------------     ------------
Gross Profit                                      $    267,193     $    274,468

Selling, General and Administrative Expenses      $    379,868     $    417,464

Loss from Operations                              $   (112,675)    $   (142,996)

Other                                                   (3,000)              --

Net Loss                                          $   (109,675)    $   (142,996)

Weighted Average Shares Outstanding                 34,376,766       35,698,663

Net Loss Per Share                                       (0.00)           (0.00)

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                 AUDITOR REVIEW

The accompanying unaudited consolidated financial statements have been prepared without review from the company assigned auditing firm. The company will file an amendment if there is a change or addition.

                              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2002 are not necessarily indicative of results that may be expected for the year ending August 31, 2002. The consolidated financial information included in the condensed statements of operations and cash flows for the three months ended May 31, 2002, have not been reviewed as required by Regulation SB, Item 310(b).

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

                              NATURE OF OPERATIONS

The Company sells several lines of sporting gear and equipment under the brand name ESSXsport. The Company contracts with manufacturers for the production of Institutional school equipment and other various other sports products as private labeled. The company is now in full manufacturing of its own foam protective products, volleyball padding, baseball foam products, basketball foam training devices, and pole vault and high jump landing systems, and Hi-composite fiberglass vaulting poles, primarily targeting the sports equipment needs of Institutional schools, sporting goods dealer, and direct end users, marketing through distributors, jobbers, and directly to end users via the internet, catalog sales and trade shows.

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include EssxSport Corp. and its wholly owned subsidiary, eonlinesports.com. EssxSport Corp is the sole shareholder of eonlinesports.com. All intercompany transactions have been eliminated.

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

                               NET LOSS PER SHARE

Net value per share of common stock is based on the weighted average number of shares outstanding during the periods ended May 31, 2002 and 2001.

NOTE 2.   INVENTORY

The major components of inventories are as follows:

                ------------------------------------------------
                                      May 31,        AUGUST 31,
                                       2002             2001
                                   ------------     ------------

                Raw Materials      $     59,994     $     37,979
                Finished Goods     $     25,186     $     21,465
                                   ------------     ------------
                                   $     85,181     $     59,444
                                   ============     ============
                ------------------------------------------------

NOTE 3.   NOTES PAYABLE

                                                         5/31/02       08/31/01
                                                        ----------    ----------

Note payable to an officer and shareholder              $     0.00    $    3,591
of the Company, non-interest bearing, unsecured
Convertible into shares of common stock at a rate of $0.001 per share

Note payable to an officer and shareholder of               49,761         8,000
the Company, non-interest bearing, unsecured            ----------    ----------
                                                        $   49,761    $   11,591
                                                        ==========    ==========

NOTE 4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                         5/31/02       08/31/01
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

Deferred tax assets are due to a net operating loss carry forward. Net operating losses available to offset future taxable income are approximately $550,218 and begin to expire in 2019. The Company has no tax provision or benefit in 2002 or 2001, nor has any been calculated for the interim financials dated May 31,2002, as the benefit provided by the Company's net operating losses has been offset by increases in the deferred tax asset valuation allowance.

NOTE 6.   INTANGIBLE ASSETS

Included in intangible assets is the following:

                                          MAY 31,       AUGUST 31,
                                           2002            2001
                                        ----------      ----------
Patterns                                $   12,000      $   12,000
Non-Compete Agreement                       10,000          10,000
                                        ----------      ----------

                                        $   22,000      $   22,000
Accumulated Amortization                   (10,312)         (6,638)
                                        ----------      ----------
                                        $   11,688      $   15,362
                                        ==========      ==========

The patterns are being amortized on the straight-line basis over a five-year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7.   COMMON STOCK AND PAID IN CAPITAL

The Company has no new transactions. There are 36,497,957 total shares issued and outstanding.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately. $15,643 at May 31, 2002 In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 9.   SUBSEQUENT EVENTS NONE

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

NINE MONTHS ENDED MAY 31, 2002
COMPARED TO THE NINE MONTHS ENDED MAY 31, 2001

NET SALES

The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that sales will continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the nine months ended May 31, 2002 were less compared to the same period in 2001. The over all sales were greater than our predictions and par with our expectations. This past year there was a hold on a main product as the schools were waiting for the mandate of the new size landing areas to be finalized. Now that the new size mandate is in affect immediately as of June a surge in business will occur in an effort to bring all 8,800 high schools and 1000 colleges up to the new specifications. The new rules may cause some reduction of school's continued participation in the sport, but most all will realize the need to keep up with the progress of athletes and their needs. Our product already far exceeds those proposed rules for past season in an effort to encourage sales ahead of time. The Company has developed its infrastructure for the past two years moving into a manufacturing position to control and increase profit. That infrastructure is successful and complete, as well as ready to accept the coming season potential sales. The Company believes future revenues will continue to grow from current levels and could potentially double this next year. The company may capture more than twice the growth if it is able to obtain funding for cashflow and inventories. The 4th quarter is normally our weakest quarter, however with the changes in the rules we should show an increase in revenues to accommodate early purchases by schools upgrading to the new rules that will be required immediately. We expect our coming new season to be our largest in sales and an opportunity to penetrate into the market place. This penetration should allow us to broaden our selection and introduce new items in the coming years, such as other track products, baseball, football, soccer, and other related sports. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider. As the need for larger and more protective landing systems in Track and Field events is required by the National Federation of High Schools (NFHS), the potential of a greater market opportunity will arise for the company to produce this very product out of the season. There is no guarantee that the company can capture the total increase in market share or a percentage there of; however the Company is becoming a player in this industry with an increase potential to obtain additional sales

GROSS MARGIN

Gross margin for the nine months ended May 31, 2002, was level, but a slightly higher percentage to the sales due to a higher gross profit for the last three months and the improved production efficiencies. Gross margins will improve even more now that the manufacturing infrastructure is in place to produce more profit per product. The Companies product mix that was purchased from others on private label is now produced in-house with greater profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine-months ended May 31, 2002, were about the same due to the administrative cost of preparing and submitting the form 10 SB , compared to the same period in 2001.

NET LOSS

The Company's net loss from operations decreased by approximately $33,000 for the nine months ended May 31,2002, compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $17,000 at May 31, 2002, compared to approximately $31,000 at August 31, 2001.

Current assets totaled approximately $150,000 at May 31, 2002, providing the Company with a current ratio of .65 when divided by its current liabilities of approximately $233,000.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. In addition it plans to raise additional capitol to increase the working capitol of the company and provide additional inventory to meet the demands of the coming market for 2003.

EQUIPMENT INVESTMENTS BY THE COMPANY

In the past nine months the company invested in an acquisition of the Auto-Clave Hi-Composite manufacturing equipment owned by Innovative Hockey De Mexico, and in addition built a new hi-composite auto clave and special rolling table to implement their new concepts in hi-tech fiberglass designs. The estimated cost to build this equipment from scratch was over $250,000, however with most upgrades accomplished in house the company was able to reduce its initial estimated costs.

The purchase cost of used equipment to upgrade; fittings, hoses, testing equipment, and molds was $27,800.00. New equipment to facilitate the complete process was $40,000.00.

The $67,800.00 investment, located in the Sun Valley Ca. Manufacturing office, has enabled the company to capitalize on the growing market demand of product for new athletes due to the implementing of Title 9 for women. In the past two years this market has doubled and the equipment will allow the company to produce their own product and open opportunities for other sports products to be produced in the future. There is no guarantee that the company can capture the total increase in market share or a percentage there of; however the Company is becoming a player in this industry with an increase potential to obtain additional sales.

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


Dated:  July 15, 2002                   ESSXSPORT CORP.


                                        By: /s/ Bruce Caldwell
                                            -------------------------
                                            Bruce Caldwell, President