Form 10KSB
period 2002-05-31
ESSXSPORT CORP
filed 2002-12-13
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                     -------------------------------------
                             Commission File Number

                                 ESSXSPORT CORP.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                             33-0198542
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              9812-14 Glenoaks Blvd., Sun Valley, California 91352
       -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (817) 285-2886
             ------------------------------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock $0.001 Par Value

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year:  $710,103.

As of November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 16,414,353 shares, was $328,287. The market value of Common Stock of the Issuer, par value $.001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.02.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of November 30, 2002, was 36,497,957 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

ESSXsport Corp. and its subsidiaries ("ESSXsport," "ESXS," or the "Company") design, develop, manufacture and market: athletic equipment for adults and children under the ESSXsport(TM) brand name and private label for other suppliers. The Company's products include sports equipment for various sports, Track and Field, Baseball, Volleyball, Football, and Soccer.

OVERVIEW

ESSXsport was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC and, in September 1998, the Company changed its name to ESSXsport Corp. At that time, the Company had no assets and no liabilities.

The  Company's   headquarters  and  manufacturing   plant  are  in  Sun  Valley,
California.

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

The Company's initial focus reflects the management's experience in track and field. A growing sector in track and field, due to increasing participation by women, is pole-vaulting. Over the past three years, sales of women's products have increased due to the empowerment of women in certain events. The men's market has also grown over the past several years.

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

On April 15, 2000 the Company entered into an agreement to acquire certain assets of Pacific Mat, Inc. of California ("PMI"). PMI had been a manufacturer of a variety of sports-related matting, which is used to absorb impact of the athlete with the ground. Examples of such products include padding for volleyball net supports, and floor padding below gymnastic equipment. This was a purchase transaction by which ESSXsport acquired certain assets of Pacific Mat for restricted ESSXsport common stock. Following the transaction, Ulrich Gag, Pacific Mat president, joined ESSXsport as a director. He remains part of our management and is in charge of the Company's manufacturing operations in Sun Valley, California.

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

In September of 2001, the Company experienced some sales resistance due to the "9-11" incident, but schools seemed to have established budgets in advance.

In May 2002, at the end of the school-buying season, the Company experienced a slow down in product demand due to the announcement of a rule change by the National Federation of High Schools Association to upgrade the safety level of certain events. A predominant product to reduce schools risks was already being sold by the Company, but most institutions waited to see if the rule changes would be mandated. The NFHS approved this rule change in October of 2002, effective immediately.

The Company expects this new rule mandate to increase market sales potential for the next three quarters. This will broaden the Company's market seasonality.

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

The baseball product line consists of approximately 50 products including items purchased from other distributors for direct shipment delivery.

PRODUCT DEVELOPMENT

In order to meet the demands of athletes, the Company seeks to engage the opinions of professional athletes, including Olympic athletes, trainers, and coaches. The Company also seeks the advice of international distributors and suppliers to assist in the development of new products for the Company. At present, the Company relies primarily on the experience of its management for product development.

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

Management   believes  that  the  Company  is  in  compliance   with  all  local
environmental statutes at its manufacturing facilities. The costs of compliance are not material.

THE MARKET

Sports equipment is a fragmented market, reflecting the fact that dozens of sports are played by amateurs and professionals, with each sport requiring its own, specific types of equipment and accessories. Accordingly, it has been difficult for the Company to quantify the precise size of its target markets.

Financial forecasts and growth are also difficult to quantify because of the cyclical nature of sports. Forecasts have ranged from annual growth of the industry from 11% to 18%.

COMPETITION

Competition is characterized by very few large, multi-sport companies, such as Collegiate Pacific Inc (Symbol BOO), Sport Supply Group Inc. (Symbol SSBY), and The Harry Gill Co. (Private), and, the industry is characterized by a wide variety of niche manufacturers and marketers that devote their activities to a particular sport or sports category. Accordingly, market share is generally a function of general use acceptance of products, based on availability, price and performance capabilities. The Company is relatively new and has not had the ability to widely promote its products. Furthermore, based upon current resources, it is unlikely that the Company will be able to promote its products on the scale of its competition, that have resources that are considerably greater than those of the Company. Accordingly, the Company expects to increase its sales revenues through the development of strategic relationships and endorsements whenever possible. There can be no assurance that the Company can successfully foster such relationships or endorsements, which could have a negative effect on sales.

BACKLOG; SEASONALITY; DISTRIBUTION

As of August 31, 2002, the Company had a backlog of approximately $125,000. The Company expects to use incentives (such as price discounts), pre-season planning, and just-in-time inventory and manufacturing to reduce the effect of any backlog of shipments on sales. The Company, to date, has seen no material disruption in its operations due to backlog.

The Company's product sales are seasonal in nature, and traditionally 85% of the sales are concentrated in the second and third fiscal quarters. Management believes that the 2003 fiscal year will even out the seasonality for the market and produce demand for earlier purchases and an extended buying season.

PATENTS AND TRADEMARKS.

The Company does not own or license any intellectual property rights, patents, or trademarks. The Company treats much of its technology as trade secrets and takes what it considers appropriate measures to maintain the secrecy of its intellectual property. There can be no assurance that the measures the Company takes to protect its intellectual property rights and technology will deter unauthorized use, copying or reverse engineering, or that the Company will have adequate legal redress in such cases.

EMPLOYEES.

The Company currently employs ten, full-time and two, part-time employees, eight of which are involved in our manufacturing operations, two in marketing, administration, and finance. The employees are not unionized and management believes the Company's relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Corporate, manufacturing and assembly facilities of approximately 7,200 square feet are located at 9812 Glenoaks Boulevard, Sun Valley, California 91352. The Company's lease expires July 2004 and provides for monthly payments of $4,627. The Company does not anticipate changing its present leasing situation or purchasing any real property in the near future.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not presently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------

The Company did not hold a security holders meeting in the fourth quarter of its fiscal year ended August 31, 2002. The Company has not held a security holders' meeting for two years. A security holders' meeting is scheduled to be held in April 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS
----------------------------------
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------

(a) The Company's Common Stock has limited trading in the "pink sheets". The following table shows for the calendar periods indicated the high and low closing bid quotation for the Company's Common Stock. The quotations were obtained using an Internet retrieval service. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.


                2001                     High Bid                   Low Bid
                ----                     --------                   -------

First Quarter                              $ .90                     $ .01
Second Quarter                             $ .92                     $ .68
Third Quarter                              $ .68                     $ .05
Fourth Quarter                             $ .78                     $ .05


                2002                     High Bid                   Low Bid
                ----                     --------                   -------

First Quarter                              $ .25                     $ .05
Second Quarter                             $ .18                     $ .05
Third Quarter                              $ .07                     $ .01
Fourth Quarter                             $ .04                     $ .01


                2003                     High Bid                   Low Bid
                ----                     --------                   -------

First Quarter                              $ .04                     $ .01
Second Quarter                             $ .25                     $ .01
(Through 12/13/02)


(b) As of November 30, 2002, there were approximately 414 record holders of the Company's common stock.

(c) There have been no dividends declared or paid by the Company on its common stock during the past three years, and the Company does not anticipate paying cash dividends in the foreseeable future.

On February 7, 2002, the Company issued 30,000 shares of restricted common stock to Innovative Hockey, Inc. in exchange for high composite manufacturing equipment obtained in August 2001. This was an "arms-length" transaction, and an exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The information included in this discussion contains forward-looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The company currently focuses on several niche areas of their expertise Track and Field, Baseball, Soccer, Volleyball, and Football. The management of the Company has extensive experience in this business having previously worked for and, also, founded successful companies in the sports equipment industry for the past 25 years.

Since the company commenced its first marketing program in September of 1998, it continues to add new customers and promote new products each year. The company believes that its unique products are the primary reason for the increase in revenues each year.

The company's fiscal year ends on August 31st.

YEAR ENDED AUGUST 31, 2002 COMPARED TO YEAR ENDED AUGUST 31, 2001

NET SALES

Net sales for the year ended August 31 2002, increased by approximately $11,000 or, 2% compared to the same period in 2001 . Management believes its sales were stifled this past year by the effects of the "9-11" incident, however still maintained stability and slight growth as a result of the company's expanded operations and new rule changes currently being established by both the NCAA and National Federation of High Schools. The company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will flatten out this next year and provide earlier sales due to the new rule changes.

Over 8,000 High Schools will need to upgrade or buy new landing systems to keep up with the growing participation in the sport of Track and Field. The company may not be able to capture the majority market share, however the company has been producing systems for the past year that already meet the new rule mandates to be in affect come October 1st 2002.

GROSS MARGIN

Gross margin for the year ended August 31, 2002, increased by approximately $61,000, or 20%, compared to the same period in 2001. The company has taken strides to produce a new design for the main product, which will lead to increased potential profits this next year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the year ended August 31, 2002, decreased by approximately $49,000 or 9%, compared to the year ended August 31, 2001. The decrease is predominantly due to the better manufacturing costs as the infrastructure moves into play.

NET INCOME

The Company's net loss decreased to approximately $126,000 for the year ended August 31, 2002, compared to approximately $226,000 (loss) for fiscal 2001. Better management and refining the manufacturing process keeps reducing our losses as we progress.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $9,000 at August 31, 2002, compared to approximately $31,000 at August 31, 2001.

Cash flows from financing activities for the year ended August 31, 2002 totaled approximately $13,000. Current assets totaled approximately $155,000 at August 31, 2002. The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing.

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

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company generally does not plan to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

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

     Consolidated Statements of Changes in Stockholders' Equity           F 5

     Consolidated Statements of Cash Flows                                F 6

     Notes to Consolidated Financial Statements                           F 8

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
----------------------------------------------------
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------------

     Set forth below is information with respect to our directors and executive officers as of November 30, 2001.

     NAME                     POSITION WITH COMPANY                       AGE
--------------------------------------------------------------------------------

Dato'Sri Ram Sarma       Chairman of the Board of Directors                50
Bruce Caldwell           President, CEO, COO, CFO, and Director            51
Earl Bell                Director                                          43
Bonnie Caldwell          Secretary and Director                            48
A. Chandrakumanan        Director                                          40
Ulrich Gag               Director                                          51
Alberto Caberlotto       Director                                          53

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

EARL BELL was elected to serve as a Director of the Company in September 1998 and is Chairman of the Company's "Gold Medal Athletes" and "Coaches Advisory Board". This board will select and manage the advisors of the Company in an effort to have qualified advice in specific sports. Mr. Bell is a former pole vault world record holder (1976), three-time Olympian, and 1984 Olympic medalist. He is a 5-time NCAA champion. He is currently the pole vault coach with both men's and women's 1998 United States champions and the current men's American record holder is under his direction. The United States Olympic Committee voted Mr. Bell "Coach of the Year" in 1998. He has been the United States National Champion in three decades. Mr. Earl Bell is currently the coach of the USATF Club Bell Athletics, consisting of three Olympians and the current American record holder in the pole vault event. Mr. Bell has been the President of Bell Athletics, Inc., an athletic training and supply company, for ten years.

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

BOARD MEETINGS AND COMMITTEES
-----------------------------

The Board of Directors of the Company held a total of one meeting during the fiscal year ended August 31, 2002. The Board currently has no committees but intends to establish an audit committee in early February 2003 to comply with the new Sarbanes Oxley Act.

None of the Directors of the Company who are full time employees of the Company are paid any compensation for their services as a director other than in stock. No family relationships exist between any of the executive officers or directors of the Company, except for Bonnie Caldwell, who is the wife of Bruce Caldwell.

COMPLIANCE WITH SECTION 16(S) OF THE EXCHANGE ACT
-------------------------------------------------

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended August 31, 2002, other than the inadvertent, late filing of a Form 4 by Mr. Caldwell relating to his conversion of a note into 3,591,540 shares of common stock, officers, directors, and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                        SUMMARY COMPENSATION TABLE

                                    Annual Compensation                      Long-Term Compensation
                              ------------------------------         -------------------------------------
                        Year      Salary      Bonus                   Restricted    Securities      LTIP       All
                                                           Other
                                                          Annual         Stock                                Other
                                               ($)         Comp.       Award(s)     Underlying     Payout     Comp.
                                                            ($)           ($)       Options (#)      ($)       ($)
Bruce Caldwell          2002        $48,000    -0-          -0-           -0-           -0-          -0-       -0-
                        2001        $48,000    -0-          (1)           -0-           -0-          -0-       -0-
                        2000        $48,000    -0-         $460           -0-           -0-          -0-       -0-

_______________

(1) As part of his compensation in 2000, Mr. Caldwell received 460,000 shares of stock at $0.001 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth information concerning ownership of the Company's Common Stock as of November 30, 2002 (a) each director of the Company,
(b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                         NAME AND TITLE                NUMBER OF        PERCENT
                                                        SHARES         OF CLASS
--------------------------------------------------------------------------------

Dato'Sri Ram Sarma, Chairman of the Board              4,079,876 (1)     11.20%
Bruce Caldwell, President, CEO and Director            8,217,452 (2)     22.50%
Bonnie Caldwell, Secretary and Director                2,006,400          5.50%
Earl Bell, Director                                      900,000          2.47%
A. Chandrakumanan                                      4,079,876 (3)     11.20%
Ulrich Gag, Director                                     300,000          0.82%
Alberto Caberlotto                                       500,000          1.37%

Officers and Directors as a Group (7 individuals)     20,083,604         55.00%


_______________

(1) Includes 3,969,876 shares owned by Kres Private Ltd., a Company of which Mr. Sarma owns 50% interest.
(2)  Does not include 12,000 shares owned by the minor son of Mr. Caldwell.
(3) Includes 3,969,876 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

On February 7, 2002, Bruce Caldwell, the President and principal shareholder of the Company, converted the balance of a note owing to him of $3,591 into 3,591,540 shares of restricted common stock. The conversion, at the rate of $0.001 per share was in accordance with an agreement entered into between the Company and Mr. Caldwell in July 2001.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.
-------------------------------------------

(a)  Exhibits

     Item              Description

     3.   (i)  Articles of Incorporation and Amendments thereto.

          (ii) By-Laws of Registrant - incorporated by reference from Exhibit 3(a) to Registrant's Form 10-SB12G filed June 25, 2001.

     10.  (a)  Standard  Industrial  Lease  Agreement  between  the  Company and
               Glenoaks Business Park, dated May 15, 2001, incorporated by reference from Exhibit 10(a) Registrant's Form 10-SB12G filed June 25, 2001.

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

(b)  Reports on Form 8-K.

     None.

ITEM 14. CONTROL AND PROCEDURES
-------------------------------

In the 90-day period before the filing of this report, the chief executive financial officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant disclosure controls or procedures, or in other factors, that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected; so no corrective actions needed to be taken.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESSXsport, Corp.


                                        By: /s/ Bruce Caldwell
                                            --------------------------
                                            Bruce Caldwell, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 13th day of December 2002.

          Signatures                         Title


                                  Chairman of the Board of Directors
--------------------------------
Dato'Sri Ram Sarma


  /s/  Bruce Caldwell             President, Chief Executive Officer,
--------------------------------  and Director
Bruce Caldwell


  /s/  Earl Bell                  Director
--------------------------------
Earl Bell


  /s/  Bonnie Caldwell            Secretary and Director
--------------------------------
Bonnie Caldwell


                                  Director
--------------------------------
A. Chandrakumanan


  /s/  Ulrich Gag                 Director
--------------------------------
Ulrich Gag


                                  Director
--------------------------------
Alberto Caberlotto

                                 ESSXsport Corp.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002


                          INDEX TO FINANCIAL STATEMENTS

                                                                      Pages
                                                                      -----

Independent Auditor's Report                                          F-2

Consolidated Balance Sheet as of August 31, 2002 and 2001             F-3

Consolidated Statements of Operations
         For the Years Ended August 31, 2002 and 2001                 F-4

Consolidated Statements of Changes in Stockholders' Equity
         For the Years Ended August 31, 2002 and 2001                 F-5

Consolidated Statements of Cash Flows
         For the Years Ended August 31, 2002 and 2001                 F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-14

                                 ESSXSPORT CORP.

                          CONSOLIDATED FINANCIAL REPORT

                                 AUGUST 31, 2002

                                 C O N T E N T S


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT...................................................1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets...............................................2

     Consolidated Statements of Operations.....................................3

     Consolidated Statements of Changes in Stockholders' Equity................4

     Consolidated Statements of Cash Flows.....................................5

     Notes to Consolidated Financial Statements................................7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
EssxSport Corp.
Sun Valley, California

We have audited the accompanying consolidated balance sheets of EssxSport Corp. as of August 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EssxSport Corp. as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 5, 2002

                                 ESSXSPORT CORP.
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2002 AND 2001

                                                                         2002            2001
                                                                     ------------    ------------
                                      ASSETS

CURRENT ASSETS
    Cash                                                             $      8,872    $     30,943
    Accounts receivable                                                    38,168          26,361
    Stock subscriptions receivable                                           --             5,000
    Inventory                                                             107,552          59,444
                                                                     ------------    ------------

          Total current assets                                            154,592         121,748

PROPERTY AND EQUIPMENT
    Equipment                                                             171,389         117,526
    Furniture and fixtures                                                  3,640           3,640
                                                                     ------------    ------------

                                                                          175,029         121,166
    Less accumulated depreciation                                          89,411          41,745
                                                                     ------------    ------------

                                                                           85,618          79,421
                                                                     ------------    ------------
OTHER ASSETS
    Intangible assets, net of accumulated amortization                     10,462          15,362
    Deposits                                                                2,175           2,857
                                                                     ------------    ------------

TOTAL ASSETS                                                         $    252,847    $    219,388
                                                                     ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $    136,909    $     43,377
    Accrued expenses                                                       50,885          58,006
    Current portion of obligation under capital lease                      11,193            --
    Notes payable - related parties                                        29,300          11,591
                                                                     ------------    ------------

          Total current liabilities                                       228,287         112,974

LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                   15,556            --
                                                                     ------------    ------------

          Total liabilities                                               243,843         112,974

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value
       300,000,000 shares authorized; issued and outstanding
       2002 36,497,957 shares; 2001 32,916,567 shares                      36,498          32,917
    Additional paid-in capital                                            649,005         623,715
    Retained deficit (since September 1, 1998 quasi-reorganization
       in which a deficit of $2,399,744 was eliminated)                  (676,499)       (550,218)
                                                                     ------------    ------------

                                                                            9,004         106,414
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    252,847    $    219,388
                                                                     ============    ============

The Notes to Consolidated Financial Statements are an integral part of the statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2002 AND 2001



                                                       2002            2001
                                                   ------------    ------------

NET SALES                                          $    710,103    $    698,904

COST OF SALES                                           335,630         385,704
                                                   ------------    ------------

       Gross profit                                     374,473         313,200

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                             488,007         536,711
                                                   ------------    ------------

       Loss from operations                            (113,534)       (223,511)

OTHER INCOME (EXPENSE)
    Miscellaneous income                                  3,000             555
    Interest expense                                    (15,747)         (2,984)
                                                   ------------    ------------

                                                       (126,281)       (225,940)
Income tax expense                                         --              --
                                                   ------------    ------------

NET LOSS                                           ($   126,281)   ($   225,940)
                                                   ============    ============


Earnings (loss) per share:
    Basic                                          ($       .00)   ($       .01)
                                                   ============    ============

Weighted average number of shares outstanding:
       Basic                                         34,911,423      35,293,427
                                                   ============    ============

The Notes to Consolidated Financial Statements are an integral part of the statements.

                                 ESSXSPORT CORP.
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED AUGUST 31, 2002 AND 2001

                                                   Common Stock              Additional
                                           ----------------------------       Paid-in           Retained
                                              Shares          Amount          Capital            Deficit           Total
                                           ------------- --------------    -------------      -------------     -----------
BALANCE, AUGUST 31, 2000                     35,498,347       $ 35,498        $ 377,794         ($324,278)        $ 89,014
    Cancellation of old
       common stock                         ( 3,150,000)       ( 3,150)           3,150                                  -
    Contributed capital                                                          10,500                             10,500
    Issuance of common
       stock for services                         1,500              2              748                                750
    Issuance of common
       stock for subscription
       receivable                                17,800             18             ( 18)                                 -
    Issuance of common
       stock for cash                           538,920            539          226,551                            227,090
    Issuance of common stock
       for subscription receivable               10,000             10            4,990                              5,000
    Net loss                                                                                    ( 225,940)       ( 225,940)
                                           ------------- --------------  ---------------  ----------------  ---------------

BALANCE, AUGUST 31, 2001                     32,916,567         32,917          623,715         ( 550,218)         106,414

    Cancellation of old
       common stock                            ( 40,150)          ( 40)              40                                  -
    Contributed capital                                                          25,250                             25,250
    Issuance of common
       stock for equipment                       30,000             30                                                  30
    Issuance of common
       stock for note payable
       to related party                       3,591,540          3,591                                               3,591
    Net loss                                                                                    ( 126,281)       ( 126,281)
                                           ------------- --------------  ---------------  ----------------  ---------------

BALANCE, AUGUST 31, 2002                     36,497,957       $ 36,498        $ 649,005         ($676,499)         $ 9,004
                                           ============= ==============  ===============  ================  ===============

The Notes to Consolidated Financial Statements are an integral part of the statements.

                             ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2002 AND 2001



                                                           2002          2001
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                        $ 701,296     $ 714,476
    Cash paid to suppliers                               (706,806)     (886,874)
    Interest paid                                         (15,747)       (2,984)
                                                        ---------     ---------

       Net cash used in operating activities              (21,257)     (175,382)


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                  (13,863)      (35,513)
                                                        ---------     ---------

       Net cash used in investing activities              (13,863)      (35,513)


CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received for common stock                          5,000       235,990
    Repayments on obligation under capital lease          (13,251)         --
    Repayments on notes payable                            (8,700)      (21,461)
    Advances under notes payable                           30,000        10,000
                                                        ---------     ---------

       Net cash provided by financing activities           13,049       224,529
                                                        ---------     ---------

       Net increase (decrease) in cash                    (22,071)       13,634

CASH, BEGINNING OF YEAR                                    30,943        17,309
                                                        ---------     ---------

CASH, END OF YEAR                                       $   8,872     $  30,943
                                                        =========     =========

The Notes to Consolidated Financial Statements are an integral part of the statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2002 AND 2001
                                   (continued)

                                                                 2002            2001
                                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
     Net loss                                                ($   126,281)   ($   225,940)
     Adjustments to reconcile net loss to net
        cash used in operating activities:

        Issuance of common stock for services                          --             750
        Issuance of common stock for equipment                         30              --
        Salary waived by shareholder
            recorded as contributed capital                        25,250          10,500
        Depreciation                                               47,666          22,361
        Amortization                                                4,900           4,900
        Change in operating assets and liabilities
            Accounts receivable                                   (11,807)         15,017
            Income tax receivable                                      --           1,752
            Inventory                                             (48,108)        (21,047)
            Prepaid expenses                                           --           7,278
            Deposits                                                  682          (1,920)
            Accounts payable                                       93,532           2,762
            Accrued expenses                                       (7,121)          8,205
                                                             ------------    ------------

               Net cash used in operating activities         ($    21,257)   ($   175,382)
                                                             ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES
        Common stock issued for services                     $         --    $        750
        Purchase of equipment included in accounts payable             --          15,000
        Common stock issued in
            exchange for subscription receivable                       --           5,000
        Common stock issued to liquidate notes payable              3,591              --
        Equipment financed                                         40,000              --

The Notes to Consolidated Financial Statements are an integral part of the statements.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include EssxSport Corp. and its wholly- owned subsidiary, eonlinesports.com. EssxSport Corp. is the sole shareholder of eonlinesports.com. All intercompany transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Sales to related companies totaled $61,370 and $96,626 in 2002 and 2001, respectively. Sales to two other unrelated companies totaled $342,513 and $360,246 for 2002 and 2001, respectively. At August 31, 2002, approximately 41% of the Company's accounts receivable was due from two companies. At August 31, 2001, approximately 11% of the Company's accounts receivable was due from one company.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out method) or market value. During the years ended August 31, 2002 and 2001, 21% and 45% of inventory purchases were from two vendors, respectively.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets which range from five to seven years. Gains and losses on sales and dispositions of fixed assets are included in operations in the year realized.

     SHIPPING AND HANDLING COSTS

     All shipping and handling costs incurred by the Company are included in selling, general and administrative expense on the statements of operations. The costs totaled approxi-mately $36,000 and $46,000 for the years ended August 31, 2002 and 2001, respectively.

     ADVERTISING COSTS

     All advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2002 and 2001 were $4,393 and $3,990, respectively.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     INCOME TAXES

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on difference between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

NOTE 2. GOING CONCERN

     The accompanying  consolidated  financial  statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since its quasi-reorganization effective September 1, 1998. Additionally, it has experienced recurring negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. INVENTORIES

     The major components of inventories are as follows:
                                                            2002          2001
                                                         ---------     ---------
              Raw materials                              $  74,927     $  37,979
              Work-in-process                               15,811            --
              Finished goods                                16,814        21,465

                                                         $ 107,552     $  59,444


NOTE 4. NOTES PAYABLE
                                                            2002          2001
                                                         ---------     ---------

     Note  payable  to an  officer,  shareholder  and
     employee   of  the   Company,   due  on  demand,
     non-interest  bearing,  unsecured,   convertible
     into shares of common  stock at a rate of $0.001
     per share, converted in 2002                        $      --     $   3,591

     Note  payable  to an  officer,  shareholder  and
     employee   of  the   Company,   due  on  demand,
     non-interest  bearing,  unsecured,   convertible
     into  shares of common  stock at a rate of $0.05
     per share, repaid in 2002                                  --         8,000

     Note  payable  to an  officer,  shareholder  and
     employee of the Company, due on demand,  bearing
     an annual interest rate of 7%, unsecured.              29,300            --
                                                         ---------     ---------

                                                         $  29,300     $  11,591
                                                         =========     =========

NOTE 5. OBLIGATION UNDER CAPITAL LEASE

     The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of 25%. The capitalized cost and accumulated depreciation of this equipment at August 31, 2002 was $40,000 and $12,000, respectively.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. OBLIGATION UNDER CAPITAL LEASE - CONTINUED

     Future minimum payments under capital leases and the asset purchase agreement at August 31 are as follows:

         2003                                            $  17,786
         2004                                               17,786
                                                         ---------
         Total future payments                              35,572
         Amount representing interest                    (   8,823)
                                                         ---------
         Present value of future payments                   26,749
         Less current portion                               11,193
                                                         ---------
         Non-current portion                             $  15,556
                                                         =========

NOTE 6. INCOME TAXES

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

     Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

     The net deferred tax asset at August 31, 2002 and 2001 was comprised of the following:

                                                           2002         2001
                                                         ---------    ---------
         Current deferred tax asset                      $ 228,670    $ 185,856
         Current deferred tax liability                         --           --
         Less valuation allowance                        ( 228,670)   ( 185,856)
                                                         ---------    ---------
         Net deferred tax asset                          $      --    $      --
                                                         =========    =========

     Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $448,000 and expire in 2021. The valuation allowance increased $42,814 and $76,446 for the years ended August 31, 2002 and 2001, respectively.

     The Company has no tax provision or benefit in 2002 or 2001 as the Company's net operating losses provide no recognizable benefit.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. INTANGIBLE ASSETS

     Included in intangible assets at August 31, 2002 and 2001 is the following:

                                                           2002          2001
                                                         ---------    ---------
         Patterns                                        $  12,000    $  12,000
         Non-compete agreement                              10,000       10,000
                                                         ---------    ---------

                                                            22,000       22,000
         Accumulated amortization                        (  11,538)   (   6,638)
                                                         ---------    ---------

                                                         $  10,462    $  15,362
                                                         =========    =========

     The patterns are being  amortized  on the  straight-line  basis over a five
     year  period.   The  non-compete   agreement  is  being  amortized  on  the
     straight-line basis over the expected non-compete period of four years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     The Company has sold customer accounts receivable to a factor with full recourse. The factor retains portions of the amounts for which the accounts were sold as a reserve which is released to the Company as the customers make monthly payments. Sales of recourse contracts were approximately $450,000 and $418,000 during the years ended August 31, 2002 and 2001. The balance outstanding under recourse contracts was approximately $80,500 at August 31, 2002. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses, and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

     The  Company  leases  office and  warehouse  space  under  operating  lease agreements through 2004. Rent expense under these agreements was approximately $50,000 and $16,000 for the years ended August 31, 2002 and 2001, respectively.

     The approximate future minimum lease payments on operating leases at August 31, 2002 are as follows:

         2003                          $   50,400
         2004                              42,000
                                       ----------
         Total                         $   92,400
                                       ==========

                                                                         Page 13
                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. STOCKHOLDERS' EQUITY

     Included in additional paid-in capital at August 31, 2002 and 2001 is $20,000 and $106,500, respectively, of accrued salaries waived by an officer and contributed to the Company. For the years ended August 31, 2002 and 2001 $20,000 and $10,500, respectively, of the waived amounts have been included in selling, general and administrative expenses and contributed capital.

     In July 2001, the holder of a note payable from the Company requested, under the terms of the note agreement, to convert the note into shares of common stock at a rate of $0.001 per share. The note holder is an officer, shareholder and employee of the Company. The unpaid principal balance of the note is $3,591, which was converted into 3,591,540 shares of common stock on February 7, 2002.