Form 10QSB
period 2002-11-30
ESSXSPORT CORP
filed 2003-01-15
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

                [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                                OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-32923


                                 ESSXSPORT CORP.
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                           33-0198542
-------------------------------                  -------------------------------
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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)

As of November 30, 2002 41,047,957 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                                     INDEX

                                                                           Pages
                                                                           -----

PART I:   FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of November 30, 2002
          (Unaudited) and as of August 31, 2002 (Audited)                    3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the three-Month Periods Ended November 30, 2002 and 2001       4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the three-Month Periods Ended November 30,2002 and 2001        5

          Notes to Consolidated Financial Statements                         6

          ITEM 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9

          ITEM 4 - Controls and Procedures                                  12

PART II:  OTHER INFORMATION

          ITEM 1   Legal Proceedings                                        13

          ITEM 2   Changes in Securities and Use of Proceeds                13

          ITEM 3   Defaults upon Senior Securities                          13

          ITEM 4   Submission of Matters to a Vote of Securities
                   Holders                                                  13

          ITEM 5   Other Information                                        13

          ITEM 6   Exhibits and Reports on Form 8K                          13

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ESSXSPORT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   11/30/2002       8/31/2002
                                                   Unaudited         Audited
                                                  ------------     ------------
CURRENT ASSETS
Cash                                              $     12,436     $      8,872
Accounts Receivable                                     46,246           38,168
Inventory                                              129,384          107,552
                                                  ------------     ------------
                                                  $    188,066     $    154,592

PROPERTY AND EQUIPMENT
Equipment                                         $    175,029     $    175,029
Accumulated Depreciation                               (98,120)         (89,411)
                                                  ------------     ------------
                                                  $     76,909     $     85,618

INTANGIBLES
Patterns                                          $     17,000     $     12,000
Noncompete Agreement                                    10,000           10,000
Accumulated Amortization                               (13,012)         (11,538)
                                                  ------------     ------------
                                                  $     13,988     $     10,462

Deposits                                          $         --     $      2,175

      Total Assets                                $    278,963     $    252,847

CURRENT LIABILITIES
Accounts Payable                                  $    117,327     $    136,909
Accrued Expenses                                        45,759           50,885
Deposits from Customers                                 12,113               --
Current portion of long-term debt                        9,544           11,193
Notes Payable - Related Parties                         28,226           29,300
                                                  ------------     ------------
      Total Current Liabilities                   $    212,969     $    228,287


Long Term Debt                                    $     14,404     $     15,556

CAPITAL
Common Stock, $0.001 par value
      300,000,000 shares authorized, 41,047,957
      and 36,497,957 issued and outstanding at
      11/30/02 and 8/31/02, respectively          $     41,048     $     36,498
Paid-In Capital                                        667,205          649,005
Retained Deficit                                      (656,663)        (676,499)
                                                  ------------     ------------
      Total Capital                               $     51,590     $      9,004

      Total Liabilities and Capital               $    278,963     $    252,847

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                  Three Months Ended November 30

                                                       2002            2001
                                                    Unaudited       Unaudited
                                                   ------------    ------------

Revenues                                           $    247,343    $    120,731
Cost of Goods Sold                                       68,361          57,526
                                                   ------------    ------------

Gross Profit                                       $    178,982    $     63,205

Selling, General and Administrative Expenses       $    159,146    $    128,628

Income (Loss) from Operations                      $     19,836    $    (65,423)

Other                                                        --          (3,000)

Net Income (Loss)                                  $     19,836    $    (62,423)


Weighted Average Shares Outstanding                  36,747,957      32,880,388

Net Income (Loss) Per Share                                0.00           (0.00)

ESSXSPORT CORP.
STATEMENT OF CASH FLOWS

                                                  Three Months Ended November 30

                                                       2002           2001
                                                    Unaudited      Unaudited
                                                    ----------     ----------
OPERATING ACTIVITIES
Net Income (Loss) from Operations                   $   19,836     $  (62,423)
Adjustments: Net Income (Loss) to Net Cash
      Pending Issuance of Stock for Services        $   17,750     $       --
      Amortization                                       1,474          1,224
      Depreciation                                       8,709         10,050
      Gain on Sale of Asset                                 --         (3,000)
      Changes in Accounts Receivable                    (8,078)        (7,740)
      Changes in Inventories                           (21,832)       (14,990)
      Changes in Deposits                                2,175             --
      Changes in Accounts Payable and
             Accrued Expenses                          (24,708)        53,936
      Changes in Deposits from Customers                12,113             --
                                                    ----------     ----------
      Net Cash Provided by
             Operating Activities                   $    7,439     $   39,480

INVESTING ACTIVITIES
      Proceeds From Sale of Assets                  $       --     $    8,000
      Investment in Property, Plant and Equipment           --        (11,082)
                                                    ----------     ----------
      Net Cash Used by Investing Activities         $       --     $   (3,082)

FINANCING ACTIVITIES
      Repayments on Notes Payable                   $   (1,074)    $   (5,368)
      Repayments on Long-Term Debt                      (2,801)    $   (5,095)
      Advances Under Notes Payable                          --         30,219
                                                    ----------     ----------
      Net Cash Provided (Used) by
             Financing Activities                   $   (3,875)    $   19,756

INCREASE (DECREASE) IN CASH                         $    3,564     $   (6,269)

Cash at Beginning of Period                         $    8,872     $   30,943

CASH AT END OF PERIOD                               $   12,436     $   24,674

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2002 are not necessarily indicative of results that may be expected for the year ending August 31, 2003.

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

NET LOSS PER SHARE

Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended November 30, 2002 and 2001.

NOTE 2. INVENTORY

The major components of inventories are as follows:

                  --------------------------------------------
                                         NOV 30,       AUG 31,
                                          2002          2002

                  Raw Materials         $ 80,750      $ 74,927
                  Work-in-process       $ 25,073      $ 15,811
                  Finished Goods        $ 23,561      $ 16,814
                                        ----------------------
                                        $129,384      $107,552
                  --------------------------------------------

NOTE 3. NOTES PAYABLE
                                                        11/30/02       08/31/02
                                                       ----------     ----------
Note payable to an officer and shareholder of
the Company, due on demand, bearing an annual
interest rate of 7% unsecured                          $   28,226     $   29,300
                                                       ==========     ==========

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. LONG TERM DEPT

The Company has not entered in to any banking financing relationships, it may pursue additional financial assistance in the near future. The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of 25%.

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

Deferred tax assets are due to a net operating loss carry forward. Net operating losses available to offset future taxable income are approximately $448,000 and begin to expire in 2021.

The Company has no tax provision or benefit in 2002 or 2001, nor has any been calculated for the interim financials dated Nov 30, 2002, as the benefit provided by the Company's net operating losses has been offset by increases in the deferred tax asset valuation allowance.

NOTE 6. INTANGIBLE ASSETS

                                            Nov 30,        AUG 31,
                                             2002           2002

            Patterns                      $   17,000     $   12,000
            Non-Compete Agreement             10,000         10,000
                                          ----------     ----------
                                          $   27,000     $   22,000
            Accumulated Amortization         (13,012)       (11,538)
                                          ----------     ----------
                                          $   13,988     $   10,462
                                          ==========     ==========

Included in intangible assets is the following:

The patterns are being amortized on the straight-line basis over a five-year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

During the quarter ended November 30, 2002 the Company agreed to issue 4,550,000 shares of common stock valued at $22,750 for goods or services which the Company has received. The shares are pending issuance but have been included with issued shares for this report and the earnings per share calculation.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately. $96,528 at Nov 30, 2002 In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

The Company is engaged in the national distribution of sports equipment to the public and private high schools, colleges and Universities as well as wholesale distributors and dealers. The market for sporting goods merchandise is estimated at annual expenditures of some $25 billion for team sports equipment in the Institutional school arenas (US Census). The management of the Company has extensive experience in this business having previously worked for and also founded successful companies in the sports equipment industry for the past 30 years. The Company's focus is in the foam fabrication and vinyl encasements products used in track and field due to the most recent increase in demand for these items.

Since the Company commenced its first marketing program in September of 1998, it continues to add new customers and promote new products each year. The Company believes that its increased revenues each year are the results of brand awareness and increased product mix.

The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers buy after summer vacations and the opening of the new school year.

The company's fiscal year ends on August 31st.

THREE MONTHS ENDED NOVEMBER 30, 2002,
COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

NET SALES

Net  sales  for  the  three  months  ended  November  30,  2002,   increased  by
approximately $127,000 or 105%, compared to the same period in 2001.

The company attributes the growth in its revenues for this period to brand awareness through marketing activities, and new safer rules mandated by the governing rule committees for sports for which our products comply.

GROSS MARGIN

Gross margin for the three months ended November 30, 2002, increased by approximately $116,000, or 183%, compared to the same period in 2001.

This increase is primarily due to better efficiency and lower costs from our new manufacturing facilities. As a percentage of sales, gross margin for the three months ended November 30, 2002, increased to 72% compared to 52% for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three months ended November 30, 2002, increased by approximately $31,000, or 24%, compared to the same period in 2001. The increase is predominantly due to the increase in professional costs related to being a public company. As a percentage of sales, selling, general and administrative expenses for the three months ended November 30, 2002, decreased to 64% from 107% for the same period in 2001.

LIQUIDITY

Cash and cash equivalents totaled approximately $12,000 at November 30, 2002 compared to approximately $9,000 at August 31, 2002.

There were no proceeds from financing activities for the three months ended November 30, 2002 as compared to $20,000 for the same period in 2001.

Current assets totaled approximately $188,000 at November 30, 2002, providing the Company with a current ratio of .88 when divided by its current liabilities of approximately $213,000.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. The Company may require additional capital to fund future operating requirements, as well as to fund any new business venture. The Company has been exploring various alternatives to raise new capital, but there can be no assurance that the Company will ultimately be successful in this regard.

BACKLOG

Last year at this time of the year we had only a $20,000 backlog. This quarter with the new safety rules mandated by the NCAA and NFHS, the Company has secured over $600,000 in orders in the system for one of its most profitable products.

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

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 30, 2002, the Company approved the issuance of an aggregate of 4,450,000 shares of its common stock to 19 individuals, of which seven are directors of the Company, eleven are consultants and one provided improvements to the Company's manufacturing equipment. All of the individuals are sophisticated and have a long relationship with the Company and/or its President, and the Company believes that such individuals are capable of evaluating the merits and risks of an investment in the Company. Each individual had access to review the publicly filed reports of the Company and to discuss the business and financial affairs of the Company with the officers of the Company. The shares to be issued are restricted shares and each stock certificate will be affixed with the appropriate legend restricting sales and transfers. In view of the aforementioned, this issuance is deemed to be exempt from registration pursuant to Rule 505 and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 14, 2003            ESSXSPORT CORP.


                                    By: /s/ Bruce Caldwell
                                        -------------------------
                                        Bruce Caldwell, President