Form 10KSB/A
period 2002-08-31
ESSXSPORT CORP
filed 2003-04-09
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                             ----------------------
                             Commission File Number

                                 ESSXSPORT CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                             33-0198542
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              9812-14 Glenoaks Blvd., Sun Valley, California 91352
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (817) 285-2886
                   -----------------------------------------

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

The Company's headquarters and manufacturing plant are in Sun Valley, California

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

On April 15, 2000 the Company entered into an agreement to acquire certain assets of Pacific Mat, Inc. of California ("PMI"). PMI had been a manufacturer of a variety of sports-related matting, which is used to absorb impact of the athlete with the ground. Examples of such products include padding for volleyball net supports, and floor padding below gymnastic equipment. This was a purchase transaction by which ESSXsport acquired certain assets of Pacific Mat for restricted ESSXsport common stock. Following the transaction, Ulrich Gag, Pacific Mat president, joined ESSXsport as a director until his resignation in July 2002.. He remains part of our management and is in charge of the Company's manufacturing operations in Sun Valley, California.

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

PATENTS AND TRADEMARKS.

The Company does not own or license any intellectual property rights, patents, or trademarks. The Company treats much of its technology as trade secrets and takes what it considers appropriate measures to maintain the secrecy of its intellectual. There can be no assurance that the measures the Company takes to protect its intellectual property rights and technology will deter unauthorized use, copying or reverse engineering, or that the Company will have adequate legal redress in such cases.

EMPLOYEES.

The Company currently employs ten, full-time and two, part-time employees, of which eight are involved in our manufacturing operations, two in marketing, administration, and finance. The employees are not unionized and management believes the Company's relationship with its employees is good.

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

On February 7, 2002, the Company issued 30,000 shares of restricted common stock to Innovative Hockey, Inc. in exchange for high composite manufacturing equipment. This was an "arms-length" transaction, and an exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933.

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

YEAR ENDED AUGUST 31, 2002 COMPARED TO YEAR ENDED AUGUST 31, 2001

NET SALES

Net sales for the year ended August 31 2002, increased by approximately $11,000.00 or 2%, compared to the same period in 2001 . Management believes it's sales were stifled this past year by the effects of the "9-11" incident, however still maintained stability and slight growth. As a result of the company's expanded operations and new rule changes currently being established by both the NCAA and National Federation of High Schools. The company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will flatten out this next year and provide earlier sales due to the new rule changes.

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

NET INCOME

The Company's net loss decreased to approximately $126,281.00 for the year ended August 31, 2002, compared to approximately $225, 940.00 (loss) for fiscal 2001. Better management and refining the manufacturing process keeps reducing our losses as we progress.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $8, 800.00 at August 31, 2002 , compared to approximately $31,000 at August 31, 2001 .

There were no proceeds from financing activities for the year ended August 31, 2002 Current assets totaled approximately $154,000 at August 31, 2002 ,
The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing.

CONTROL AND PROCEDURES

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

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
----------------------------------------------------
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------------

     Set forth below is information with respect to our directors and executive officers as of November 30, 2001.

     NAME                       POSITION WITH COMPANY                     AGE
--------------------------------------------------------------------------------
Dato'Sri Ram Sarma      Chairman of the Board of Directors                 50
Bruce Caldwell          President, CEO, COO, CFO, and Director             51
Earl Bell               Director                                           43
Bonnie Caldwell         Secretary and Director                             48
A. Chandrakumanan       Director                                           40
Rick Foster             Director                                           51
Alberto Caberlotto      Director                                           53

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

RICK FOSTER joined the Company in August 2002. Mr. Foster is the owner and President of Cal Track Reconditioning, Inc., a 16-year old company that builds runways for golf courses, track stadiums, throwing rings, and reconditions athletic equipment. Mr. Foster is the former head coach of Edison High School; the former event coach at Esperanza High School and Newport Harbor High School, California. Mr. Foster was also a specialist equipment technician for the 1984 and 1996 Olympic Games.

ALBERTO CABERLOTTO is a Director of the Company. Since January 2000, Mr. Caberlotto has been a design consultant in Italy to the shoe manufacturing industry. From January 1990 to December 1999, he was the President and founder of Lotto Italy, a $4 billion sales shoe company. Mr. Caberlotto has over 40 years of shoemaking and designing experience. Mr. Alberto Caberlotto joined the ESSXsport Corp. in October 2000 and resides in Italy.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons. All of the Form 3's for the directors living in the United State have been recently filed with the SEC. The Form 3's for Messrs. Chandrakumanan, Sri Rama and Caberlotto will be filed on or before February 28, 2003. Other than __________shares of common stock , which were gifted to __persons by Mr. Caldwell, there have been no sales or transfers of the Company's common stock by any persons subject to Section 16(a) requirements. The Company has taken steps to ensure that all future reports required pursuant to Section (a) will be filed timely.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                        SUMMARY COMPENSATION TABLE

                                   Annual Compensation                           Long-Term Compensation
                        -----------------------------------------     ---------------------------------------------
                                                          Other       Restricted                              All
                                                          Annual        Stock       Securities      LTIP     Other
                                              Bonus        Comp.       Award(s)     Underlying     Payout     Comp.
                        Year         Salary    ($)          ($)           ($)       Options (#)      ($)       ($)
Bruce Caldwell          2002        $48,000    -0-          -0-           -0-           -0-          -0-       -0-
                        2001        $48,000    -0-          (1)           -0-           -0-          -0-       -0-
                        2000        $48,000    -0-       $460,000         -0-           -0-          -0-       -0-

_______________
(1) As part of his compensation in 2000, Mr. Caldwell received 460,000 shares of stock at $0.001 per share.

Directors Compensation
----------------------

Each director received 50,000 shares of the Company's common stock for serving on the Board of Directors for the fiscal year ended August 31,2002. The shares were approved for issuance in November 2002 together with an additional 50,000 shares each for serving on the Board of Directors in 2003. Mr. Foster will only receive 50,000 shares for his service on the Board in 2003.

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

                                                      NUMBER OF         PERCENT
        NAME AND TITLE                                  SHARES          OF CLASS
--------------------------------------------------------------------------------

Dato'Sri Ram Sarma, Chairman of the Board             4,079,876 (1)(4)   11.20%
Bruce Caldwell, President, CEO and Director           8,217,452 (2)(4)   22.50%
Bonnie Caldwell, Secretary and Director               2,006,400 (4)       5.50%
Earl Bell, Director                                     900,000 (4)       2.47%
A. Chandrakumanan                                     4,079,876 (3)(4)   11.20%
Rick Foster, Director                                   300,000 (5)       0.82%
Alberto Caberlotto                                      500,000 (4)       1.37%

Officers and Directors as a Group (7 individuals)    20,083,604          55.00%

_______________
(1) Includes 3,969,876 shares owned by Kres Private Ltd., a Company of which Mr. Sarma owns 50% interest.
(2)  Does not include 12,000 shares owned by the minor son of Mr. Caldwell.
(3) Includes 3,969,876 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.
(4) Does not include 100,000 shares approved for issuance in November 2002 for services rendered as a director in 2002 and 2003.
(5) Does not include 50,000 shares approved for issuance in November 2002 for services rendered as a director in 2003.

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

                                             ESSXsport, Corp.

                                             By: /s/  Bruce Caldwell
                                                 -------------------------
                                                 Bruce Caldwell, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 10th day of February 2003.

        Signatures                             Title


/s/ Dato'Sri Ram Sarma               Chairman of the Board of Directors
--------------------------------
Dato'Sri Ram Sarma


/s/ Bruce Caldwell                   President, Chief Executive Officer,
--------------------------------     and Director
Bruce Caldwell


/s/ Earl Bell                        Director
--------------------------------
Earl Bell


/s/ Bonnie Caldwell                  Secretary and Director
--------------------------------
Bonnie Caldwell


/s/ Rick Foster                      Director
--------------------------------
Rick Foster


                                     Director
--------------------------------
A. Chandrakumanan


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