Form 10QSB
period 2003-02-28
ESSXSPORT CORP
filed 2003-04-22
CIK 1107998

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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X) As of February 28, 2003, 41,047,957 shares of Common Stock were outstanding.

================================================================================

                                 ESSXSPORT CORP.

                                      INDEX

                                                                         Page
                                                                         ----
PART I:   FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of February 28,
     2003 (Unaudited) and as of August 31, 2002 (Audited)                   3

     Condensed Consolidated Statements of Operations (Unaudited)
     for the Quarters and Year-to-Date Periods Ended February 28,
     2003 and 2002                                                          4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Year-to-Date Periods Ended February 28, 2003 and
     2002                                                                   6

     Notes to Consolidated Financial Statements                             7

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

     ITEM 3 - Controls and Procedures                                      14

PART II:  OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                            15

     ITEM 2 - Changes in Securities                                        15

     ITEM 3 - Defaults upon Senior Securities                              15

     ITEM 4 - Submission of Matters to a Vote of Securities Holders        15

     ITEM 5 - Other Information                                            15

     ITEM 6 - Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                 16

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ESSXSPORT CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    2/28/2003        8/31/2002
                                                    Unaudited         Audited

CURRENT ASSETS
Cash                                              $     10,261     $      8,872
Accounts Receivable                                     63,667           38,168
Inventory                                              133,209          107,552
                                                  ------------     ------------
      Total current assets                        $    207,137     $    154,592

PROPERTY AND EQUIPMENT
Equipment                                         $    178,489     $    175,029
Accumulated Depreciation                              (106,667)         (89,411)
                                                  ------------     ------------
                                                  $     71,822     $     85,618

INTANGIBLES
Patterns                                          $     17,000     $     12,000
Noncompete Agreement                                    10,000           10,000
Accumulated Amortization                               (14,487)         (11,538)
                                                  ------------     ------------
                                                  $     12,513     $     10,462

Deposits                                          $      1,355     $      2,175

      Total Assets                                $    292,827     $    252,847

CURRENT LIABILITIES
Accounts Payable                                  $    140,443     $    136,909
Accrued Expenses                                        69,469           50,885
Customer Deposits                                       12,112               --
Current portion of long-term debt                       12,697           11,193
Notes Payable - Related Parties                         27,137           29,300
                                                  ------------     ------------
      Total Current Liabilities                   $    261,858     $    228,287


Long Term Debt                                    $      8,269     $     15,556

CAPITAL
Common Stock, $0.001 par value
   300,000,000 shares authorized, 41,047,957
   and 36,497,957 issued and outstanding at
   2/28/03 and 8/31/02 respectively               $     41,048     $     36,498
Paid-In Capital                                        667,205          649,005
Retained Deficit                                      (685,553)        (676,499)
                                                  ------------     ------------
      Total Capital                               $     22,699     $      9,004

      Total Liabilities and Capital               $    292,827     $    252,847

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended February 28

                                                      2003             2002
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    328,175     $    159,161
Cost of Goods Sold                                     140,272           96,558
                                                  ------------     ------------

Gross Profit                                      $    187,903     $     62,603

Selling, General and Administrative Expenses      $    216,793     $    107,550

Loss from Operations                              $    (28,890)    $    (44,947)

Other                                                       --               --

Net Loss                                          $    (28,890)    $    (44,947)


Weighted Average Shares Outstanding                 41,047,957       33,721,443

Net Loss Per Share                                       (0.00)           (0.00)

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Six Months Ended February 28

                                                      2003             2002
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    575,518     $    279,892
Cost of Goods Sold                                     208,633          154,084
                                                  ------------     ------------

Gross Profit                                      $    366,885     $    125,808

Selling, General and Administrative Expenses      $    375,939     $    236,178

Loss from Operations                              $     (9,054)    $   (110,370)

Other                                                       --           (3,000)

Net Loss                                          $     (9,054)    $   (107,370)


Weighted Average Shares Outstanding                 38,886,079       33,298,592

Net Loss Per Share                                       (0.00)           (0.00)

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended February 28

                                                              2003             2002
                                                            Unaudited        Unaudited
                                                          ------------     ------------

OPERATING ACTIVITIES
Net Loss from Operations                                  $     (9,054)    $   (107,370)
Adjustments: Net Income to Net Cash
      Issuance of Common Stock for Services               $     17,750     $         29
      Amortization                                               2,949            2,449
      Depreciation                                              17,256           23,638
      Gain on Sale of Asset                                         --           (3,000)
      Changes in Accounts Receivable                           (25,499)            (836)
      Changes in Inventories                                   (25,657)         (17,110)
      Changes in Deposits                                          820            2,857
      Changes in Customer Deposits                              12,112               --
      Changes in Accounts Payable and
             Accrued Expenses                                   22,118           82,281
                                                          ------------     ------------
      Net Cash Provided by Operating Activities           $     21,849     $     90,308

INVESTING ACTIVITIES
      Proceeds From Sale of Assets                        $         --     $      8,000
      Investment in Property, Plant and Equipment               (3,460)         (18,863)
                                                          ------------     ------------
      Net Cash Used by Investing Activities               $     (3,460)    $    (10,863)

FINANCING ACTIVITIES
      Repayments on Notes Payable                         $     (2,163)    $     (7,033)
      Repayments on Long-Term Debt                              (5,783)          (7,365)
      Advances Under Notes Payable                                  --           30,219
                                                          ------------     ------------
      Net Cash Provided (Used) by Financing Activities    $      7,946     $     15,821

INCREASE (DECREASE) IN CASH                               $      1,389     $    (12,104)

Cash at Beginning of Period                               $      8,872     $     30,943

CASH AT END OF PERIOD                                     $     10,261     $     18,839

                                 ESSXSPORT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Six-month period ended February 28th 2003 are not necessarily indicative of results that may be expected for the year ending August 31, 2003.

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

NET LOSS PER SHARE
Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended February 28, 2003 and 2002.

NOTE 2. INVENTORY

The major components of inventories are as follows:

          --------------------------------------------------------
                                     FEB 28,       AUG 31,
                                      2003          2002
          Raw Materials            $  70,834     $  74,927
          Work-in-process          $  38,645     $  15,811
          Finished Goods           $  23,730     $  16,814
                                   -----------------------
                                   $ 133,209     $ 107,552

          --------------------------------------------------------

NOTE 3. NOTES PAYABLE

                                                               2/28/03  08/31/02

Note payable to an officer and shareholder of the Company,
due on demand, bearing an annual interest rate of 7%
unsecured.                                                   $ 27,137  $ 29,300
                                                             ========  ========

NOTE 4. LONG TERM DEPT

The Company has not entered in to any banking relationships, it may pursue additional financial assistance in the near future

NOTE 5. OBLIGATION UNDER CAPITAL LEASE

The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments discounted at an imputed interest rate of 25%.

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

The Company has no tax provision or benefit in 2002 or 2001, nor has any been calculated for the interim financials dated Feb 28,2003, as the benefit provided by the Company's net operating losses has been offset by increases in the deferred tax asset valuation allowance.

================================================================================

NOTE 7. INTANGIBLE ASSETS

Included in intangible assets is the following:

                                      Feb 28,      AUG 31,
                                       2003         2002

Patterns                             $ 17,000     $ 12,000
Non-Compete Agreement                  10,000       10,000
                                     --------     --------
                                     $ 27,000     $ 22,000
Accumulated Amortization              (14,487)     (11,537)
                                     --------     --------
                                     $ 12,513     $ 10,463
                                     ========     ========

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

NOTE 9. COMMITMENTS AND CONTINGENCIES
The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately. $78,530 at Feb 28, 2003. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account.

The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 10. SUBSEQUENT EVENTS

NONE

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

SIX-MONTHS ENDED FEBRUARY 28, 2003,
COMPARED TO SIX-MONTHS ENDED FEBRUARY 28, 2002

NET SALES

Net sales for the SIX-MONTHS ENDED FEBRUARY 28, 2003, increased by approximately $296,000 or 106%, compared to the same period in 2002.

The company attributes the growth in its revenues for this period to brand awareness through marketing activities, and new safer rules mandated by the governing rule committees for sports for which our products comply.

GROSS MARGIN

Gross  margin  for  the  SIX-MONTHS  ENDED  FEBRUARY  28,  2003,   increased  by
approximately $241,000, or 192%, compared to the same period in 2002.

This increase is primarily due to better efficiency and lower costs from our new manufacturing facilities. As a percentage of sales, gross margin for the SIX-MONTHS ENDED FEBRUARY 28, 2003, increased to 64% compared to 45% for the same period in 2002. The company experienced an increase in petroleum product cost where contingencies were built in but did reduce the gross margin percentage over last quarter's numbers as expected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the SIX-MONTHS ENDED FEBRUARY 28, 2003, increased by approximately $140,000, or 59%, compared to the same period in 2002. This increase is predominantly due to the increase in overtime wages in an effort to fill the orders to make timely delivery of our very large backlog of orders within the seasonal window.

LIQUIDITY

Cash and cash equivalents totaled approximately $10,000 at February 28, 2003 compared to approximately $9,000 at August 31, 2002. No Proceeds from financing activities for the SIX-MONTHS ENDED FEBRUARY 28, 2003 as compared to $15,821 for the same period in 2002.

Current assets totaled approximately $207,000 at February 28, 2003, providing the Company with a current ratio of 0.79 when divided by its current liabilities of approximately $262,000.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. The Company may require additional capital to fund future operating requirements, as well as to fund any new business venture. The Company has been exploring various alternatives to raise new capital, but there can be no assurances, that the Company will ultimately be successful in this regard.

BACKLOG

Last year at this time of the year we had only a $120,000 Backlog. This quarter with the new safety rules mandated by the NCAA and NFHS, the Company has secured over $450,000 back log in orders in the system for one of its most profitable products.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On Feburary 1st 2003, the Company approved the issuance of an aggregate of 120,000 Shares of its common stock to 3 individuals, of which none are directors of the Company, all three are consultants. All of the individuals are sophisticated and have a long relationship with the Company and/or its President, and the Company believes that such individuals are capable of evaluating the merits and risks of an investment in the Company. Each individual had access to review the publicly filed reports of the Company and to discuss the business and financial affairs of the Company with the officers of the Company. The shares to be issued are restricted shares and each stock certificate will be affixed with the appropriate legend restricting sales and transfers. In view of the aforementioned, this issuance is deemed to be exempt from registration pursuant to Rule 505 and/or Section 4(2) of the Securities Act of 1933.

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

Dated:  April 18, 2003              ESSXSPORT CORP.


                                    By: /s/ Bruce Caldwell
                                        -------------------------
                                        Bruce Caldwell, President

                                 CERTIFICATION
                      Pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 302 of
                        the Sarbaanes-Oxley Act of 2002

I, Bruce Caldwell, certify that:

     1.   I have  reviewed  this  quarterly  report on Form 10-QSB of  ESSXSport
          Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 18, 2003                     /s/ Bruce Caldwell
                                   ----------------------------------
                                   Bruce Caldwell
                                   Chief Executive Officer and
                                   Chief Financial Officer