Form 10QSB/A
period 2003-02-28
ESSXSPORT CORP
filed 2003-04-22
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                               (Amendment No. 1)

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ESSXSPORT CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    2/28/2003        8/31/2002
                                                    Unaudited         Audited

CURRENT ASSETS
Cash                                              $     10,261     $      8,872
Accounts Receivable                                     63,667           38,168
Inventory                                              133,209          107,552
                                                  ------------     ------------
      Total current assets                        $    207,137     $    154,592

PROPERTY AND EQUIPMENT
Equipment                                         $    178,489     $    175,029
Accumulated Depreciation                              (106,667)         (89,411)
                                                  ------------     ------------
                                                  $     71,822     $     85,618

INTANGIBLES
Patterns                                          $     17,000     $     12,000
Noncompete Agreement                                    10,000           10,000
Accumulated Amortization                               (14,487)         (11,538)
                                                  ------------     ------------
                                                  $     12,513     $     10,462

Deposits                                          $      1,355     $      2,175

      Total Assets                                $    292,827     $    252,847

CURRENT LIABILITIES
Accounts Payable                                  $    140,443     $    136,909
Accrued Expenses                                        69,469           50,885
Customer Deposits                                       12,112               --
Current portion of long-term debt                       12,697           11,193
Notes Payable - Related Parties                         27,137           29,300
                                                  ------------     ------------
      Total Current Liabilities                   $    261,858     $    228,287


Long Term Debt                                    $      8,269     $     15,556
                                                  ------------     ------------
      Total Liabilities                           $    270,127     $    243,843

CAPITAL
Common Stock, $0.001 par value
   300,000,000 shares authorized, 41,047,957
   and 36,497,957 issued and outstanding at
   2/28/03 and 8/31/02 respectively               $     41,048     $     36,498
Paid-In Capital                                        667,205          649,005
Retained Deficit                                      (685,553)        (676,499)
                                                  ------------     ------------
      Total Capital                               $     22,700     $      9,004

      Total Liabilities and Capital               $    292,827     $    252,847

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended February 28

                                                      2003             2002
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    328,175     $    159,161
Cost of Goods Sold                                     140,272           96,558
                                                  ------------     ------------

Gross Profit                                      $    187,903     $     62,603

Selling, General and Administrative Expenses      $    216,793     $    107,550

Loss from Operations                              $    (28,890)    $    (44,947)

Other                                                       --               --

Net Loss                                          $    (28,890)    $    (44,947)


Weighted Average Shares Outstanding                 41,047,957       33,721,443

Net Loss Per Share                                       (0.00)           (0.00)

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Six Months Ended February 28

                                                      2003             2002
                                                    Unaudited        Unaudited
                                                  ------------     ------------

Revenues                                          $    575,518     $    279,892
Cost of Goods Sold                                     208,633          154,084
                                                  ------------     ------------

Gross Profit                                      $    366,885     $    125,808

Selling, General and Administrative Expenses      $    375,939     $    236,178

Loss from Operations                              $     (9,054)    $   (110,370)

Other                                                       --           (3,000)

Net Loss                                          $     (9,054)    $   (107,370)


Weighted Average Shares Outstanding                 38,886,079       33,298,592

Net Loss Per Share                                       (0.00)           (0.00)

                                ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended February 28

                                                              2003             2002
                                                            Unaudited        Unaudited
                                                          ------------     ------------

OPERATING ACTIVITIES
Net Loss from Operations                                  $     (9,054)    $   (107,370)
Adjustments: Net Income to Net Cash
      Issuance of Common Stock for Services               $     17,750     $         29
      Amortization                                               2,949            2,449
      Depreciation                                              17,256           23,638
      Gain on Sale of Asset                                         --           (3,000)
      Changes in Accounts Receivable                           (25,499)            (836)
      Changes in Inventories                                   (25,657)         (17,110)
      Changes in Deposits                                          820            2,857
      Changes in Customer Deposits                              12,112               --
      Changes in Accounts Payable and
             Accrued Expenses                                   22,118           82,281
                                                          ------------     ------------
      Net Cash Provided by Operating Activities           $     21,849     $     90,308

INVESTING ACTIVITIES
      Proceeds From Sale of Assets                        $         --     $      8,000
      Investment in Property, Plant and Equipment               (3,460)         (18,863)
                                                          ------------     ------------
      Net Cash Used by Investing Activities               $     (3,460)    $    (10,863)

FINANCING ACTIVITIES
      Repayments on Notes Payable                         $     (2,163)    $     (7,033)
      Repayments on Long-Term Debt                              (5,783)          (7,365)
      Advances Under Notes Payable                                  --           30,219
                                                          ------------     ------------
      Net Cash Provided (Used) by Financing Activities    $     (7,946)    $     15,821

INCREASE (DECREASE) IN CASH                               $      1,389     $    (12,104)

Cash at Beginning of Period                               $      8,872     $     30,943

CASH AT END OF PERIOD                                     $     10,261     $     18,839

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

================================================================================

NOTE 6. INTANGIBLE ASSETS

Included in intangible assets is the following:

                                      Feb 28,      AUG 31,
                                       2003         2002

Patterns                             $ 17,000     $ 12,000
Non-Compete Agreement                  10,000       10,000
                                     --------     --------
                                     $ 27,000     $ 22,000
Accumulated Amortization              (14,487)     (11,538)
                                     --------     --------
                                     $ 12,513     $ 10,462
                                     ========     ========

The patterns are being amortized on the straight-line basis over a five-year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

During the quarter ended November 30, 2002 the Company agreed to issue 4,550,000 shares of common stock valued at $22,750 for goods or services which the Company has received. These shares were issued during the quarter ended February 28, 2003.

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

ITEM 3.   CONTROLS AND PROCEDURES

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