Form 10KSB/A
period 2001-08-31
ESSXSPORT CORP
filed 2003-05-30
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                      -------------------------------------
                             Commission File Number

                                 ESSXSPORT CORP.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                      Nevada                            33-0198542
      -----------------------------------     ----------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)

            9812-14 Glenoaks Boulevard, Sun Valley, California 91352
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

SUBSEQUENT EVENTS

In September of 2001, the Company experienced some sales resistance due to the 911 incident but schools seamed to have establish budgets in advance.

The Company cancelled it's scheduled shareholders meeting in December due to the climate of travel.

May 2002 at the end of the school-buying season, theCompany experienced a slow down in product demand due the announcement of a rule change by the National Federation of High Schools Association to upgrade the safety level of certain events. A predominant product to reduce schools risks was already being sold by the Company, but most institutions waited to see if the rule changes would be mandated. The NFHS will vote and determine the final draft for this rule change in October of 2002 to be affective immediately.

The Company believes this new rule should increase market sales potential forthe Company's mat and pit sales. This may also have the affect of lessoning the Company's market seasonality. There is no assurance that either of these events will occur.


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

PRODUCT DEVELOPMENT

In order to meet the demands of athletes, the Company seeks to engage the opinions of professional athletes, including Olympic athletes, trainers, and coaches... The Company also seeks the advice of international distributors and suppliers to assist in the development of new products for the Company. At present, the Company relies, primarily, on the experience of its management for product development.

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

EMPLOYEES.

The Company currently employs six full-time employees, of which three are involved in our manufacturing operations, two in marketing and administration, and one in finance. The employees are not unionized and management believes the Company's relationship with its employees is good.

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

     2000                        High Bid            Low Bid
     ----                        --------            -------

     First Quarter               $1.00               $1.00
     Second Quarter              $1.00               $1.00
     Third Quarter               $1.00               $1.00
     Fourth Quarter              $1.00               $1.00

     2001                        High Bid            Low Bid
     ----                        --------            -------

     First Quarter               $.90                $.01
     Second Quarter              $.92                $.68
     Third Quarter               $.68                $.05
     Fourth Quarter              $.78                $.05

     2002                        High Bid            Low Bid
     ----                        --------            -------

     First Quarter               $.25                $.05
     Second Quarter              $.18                $.05
     (Through 12/12/01)

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

The Company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. There is no assurance that the Company will be successful in raising outside capital.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the company's business, the company's liability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the effective and efficient management of the company's inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

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

List of Financial Statements:

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

WAYNE FARRAR is a Director and serves as Chief Financial Officer for the Company. Mr. Farrar joined the Board of Directors on December 1, 2000. He previously worked for the accounting firm of Price Waterhouse (1990-1991). He has a Master of Science Degree in Accounting from North Texas State University. He also has a Bachelors Degree from Baylor University and a Master of Arts Degree from the University of Texas at Arlington. Mr. Farrar has been in private practice as a Certified Public Accountant for the past ten years and is also the Chief Financial Officer of Pinnacle International Corporation. Mr. Farrar resigned as a Director in December 2001.

ULRICH GAG is a Director and serves as Operations Manager for the Company at its facilities in Sun Valley, California. He has over 30 years' experience in development and manufacturing of track and field equipment. Mr. Gag is German-born and came to the United States in 1972. He worked closely with Don Gordon, the original inventor of landing systems while at GSC/PORTaPIT. He has worked with the fabrication and manufacturing of vinyl, canvas, and breather fabrics used in a variety of products, including gymnastic and athletic equipment. He was a principal owner of Pacific Mat, Inc., for eight years and joined ESSXsport Corp. in April 2000. Mr. Gag resigned as a Director in December 2001.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended August 31, 2001 officers, directors, and greater than ten percent beneficial owners were late in filing their initial Form 3's. These Form 3's have now been filed.

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

DIRECTORS COMPENSATION

Each director received 50,000 shares of the Company's common stock for serving on the Board of Directors for the fiscal year ended August 31, 2002.

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

NAME AND TITLE                                    NUMBER OF            PERCENT
                                                   SHARES              OF CLASS
--------------------------------------------------------------------------------
Dato'Sri Ram Sarma, Chairman of the Board         4,079,876(2)          12.41%
Bruce Caldwell, President, CEO & Director         8,217,452(1)          24.99%
Wayne Farrar, Chief Financial Officer             1,200,000              3.65%
Bonnie Caldwell, Secretary & Director              2,006,400             6.10%
Earl Bell, Director                                  900,000             2.74%
A. Chandrakumanan                                  4,079,876(3)         12.41%
Ulrich Gag, Director                                 300,000             0.91%
Alberto Caberlotto                                   500,000             1.52%
Officers & Directors as Group (8 individuals)     21,083,604            64.74%

(1)  Does not include 12,000 shares owned by the minor son of Mr. Caldwell.
(2) Includes 3,969,876 shares owned by of KRES Private Ltd., a company of which Mr. Sarma owns 50% interest.
(3) Includes 3,969,876 shares owned by Kres Private Ltd., a company of which Mr. Chandrakumanan owns 50% interest.

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

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Item      Description

     3(i) Articles of Incorporation and Amendments thereto, incorporated by reference from Exhibit 3(i) to Registrants' Amendment No. 2 to Form 10-KSB filed December 17, 2001.

     (ii) By-Laws of Registrant - incorporated by reference from Exhibit 3(a) to Registrant's Form 10-SB12G filed June 25, 2001.

     10(a)     Standard  Industrial  Lease  Agreement  between  the  Company and
               Glenoaks Business Park, dated May 15, 2001, incorporated by reference from Exhibit 10(a) Registrant's Form 10-SB12G filed June 25, 2001.

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

                         ESSXsport, Corp.

                         By: /s/ Bruce Caldwell
                             --------------------------
                             Bruce Caldwell, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 28 day of May 2003.

       Signatures                            Title

                                             Chairman of the Board of Directors
-----------------------------                and Director
Dato'Sri Ram Sarma


/s/ Bruce Caldwell                           President, Chief Executive Officer,
-----------------------------                and Director
Bruce Caldwell


/s/ Earl Bell                                Director
-----------------------------
Earl Bell


/s/ Bonnie Caldwell                          Secretary and Director
-----------------------------
Bonnie Caldwell


                                             Director
-----------------------------
A. Chandrakumanan


/s/ Rick Foster                              Director
-----------------------------
Rick Foster


                                             Director
-----------------------------
Alberto Caberlotto

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

Independent Auditor's Report                                            F-2

Consolidated Balance Sheets as of August 31, 2001 and 2000              F-3

Consolidated Statements of Operations For the Years Ended
August 31, 2001 and 2000                                                F-4

Consolidated Statements of Stockholders' Equity
For the Years Ended August 31, 2001 and 2000                            F-5

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2001 and 2000                            F-6-F-7

Notes to Consolidated Financial Statements                              F-8-F-14

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

February 10, 2003                  /s/ Bruce Caldwell
                                   ----------------------------------
                                   Bruce Caldwell
                                   Chief Executive Officer and
                                   Chief Financial Officer