Form 10QSB/A
period 2002-05-31
ESSXSPORT CORP
filed 2003-06-20
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 (817) 285-2886
                           (Issuer's telephone number)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 5/31/2002           8/31/2001
                                                 Unaudited            Audited
                                                ------------       ------------
CURRENT ASSETS
Cash                                            $     17,596       $     30,943
Accounts Receivable                                   48,060             26,361
Stock Subscriptions                                       --              5,000
Inventory                                             85,181             59,444
                                                ------------       ------------
                                                $    150,837       $    121,748
PROPERTY AND EQUIPMENT
Equipment                                       $    175,028       $    121,166
Accumulated Depreciation                             (78,971)           (41,745)
                                                ------------       ------------
                                                $     96,057       $     79,421
INTANGIBLES
Patterns                                        $     12,000       $     12,000
Noncompete Agreement                                  10,000             10,000
Accumulated Amortization                             (10,312)            (6,638)
                                                ------------       ------------
                                                $     11,688       $     15,362

Deposits                                        $         --       $      2,857

      Total Assets                              $    258,582       $    219,388

CURRENT LIABILITIES
Accounts Payable                                $    130,171       $     43,377
Deposits from Customers                                4,413                 --
Accrued Expenses                                      71,398             58,006
Current portion of long-term debt                     10,509                 --
Notes Payable - Related Parties                       29,511             11,591
                                                ------------       ------------
      Total Current Liabilities                 $    246,002       $    112,974


Long Term Debt                                  $     18,869       $         --

CAPITAL
Common Stock, $0.001 par value
     300,000,000 shares authorized,
     36,497,957 and 32,916,567 issued
     and outstanding at 5/31/02 and
     8/31/01, respectively                      $     36,498       $     32,917
Paid-In Capital                                      623,755            623,715
Retained Deficit                                    (666,542)          (550,218)
                                                ------------       ------------
      Total Capital                             $     (6,289)      $    106,414

      Total Liabilities and Capital             $    258,582       $    219,388

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
                                                        ==========    ==========

NOTE 4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                         5/31/02       08/31/01
                                                        ----------    ----------
Note payable to lender with monthly installments
of $1,482, including interest at 25.49%,
maturing August 2004; secured by equipment              $   29,378    $       --
                                                        ----------    ----------

Less current maturities                                     10,509            --
                                                        ----------    ----------
                                                        $   18,869    $       --
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

NINE MONTHS ENDED MAY 31, 2002
COMPARED TO THE NINE MONTHS ENDED MAY 31, 2001

NET SALES

The Company's sales and earnings are seasonal in nature. Historically, the Company has reported lower sales and earnings in the first and second fiscal quarters because many of the Company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the Company's products. Management believes that sales will continue to increase, as the Company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the nine months ended May 31, 2002 were less compared to the same period in 2001. This past year there was a hold on our main product as the schools were waiting for the mandate of the new size landing areas to be finalized. Now that the new size mandate is in affect management anticipates an increase in business should occur in an effort to bring all 8,800 high schools and 1,000 colleges up to the new specifications. The new rules may cause some reduction of school's continued participation in the sport, but most will realize the need to keep up with the progress of athletes and their needs. Our product already far exceeds those proposed rules for past season in an effort to encourage sales ahead of time. The Company has developed its infrastructure for the past two years moving into a manufacturing position to control and increase profit. That infrastructure is ready to accept the coming season potential sales. The Company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the Company as much as in previous years when the selling window grows wider. As the need for larger and more protective landing systems in Track and Field events is required by the National Federation of High Schools (NFHS), the potential of a greater market opportunity will arise for the Company to produce this very product out of the season. There is no assurance that the Company can increase its market share or a percentage thereof.

GROSS MARGIN

Gross margin for the nine months ended May 31, 2002, was relatively level, but the gross profit percentage slightly increased due to a higher gross profit for the last three months and the improved production efficiencies. Although there is no assurance of increased gross margins, the Company believes that its gross margins should improve now that the manufacturing infrastructure is in place to produce more profit per product. The Company's product mix that was purchased from others on private label is now produced in-house which should produce increased profit margins.

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

Current assets totaled $150,837 at May 31, 2002, providing the Company with a current ratio of .613 when divided by its current liabilities of$246,002.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. In addition it plans to raise additional capital to increase the working capital of the company and provide additional inventory to meet the demands of the coming market for 2003. There is no assurance that the Company will be able to raise any new capital or debt. In addition any new equity or debt sought by the Company may be at rates or prices that are not advantages to the Company or its shareholders.

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

The purchase cost of used equipment to upgrade: fittings, hoses, testing equipment and molds was $27,800. New equipment to facilitate the complete process was $40,000.

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

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. The following exhibits are filed herewith:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Reports on 8-K:

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 18, 2003                   ESSXSPORT CORP.

                                        By: /s/ Bruce Caldwell
                                            -------------------------
                                            Bruce Caldwell, President

                CERTIFICATION OF PRINCIPAL EXECUTIVE AND OFFICERS
                       PURSUANT TO RULES 13A-14 AND 15D-14
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


     I, Bruce Caldwell, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), certify that::

     1. I have reviewed this quarterly report on Form 10-QSB of ESSXsport Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am the registrant's only certifying officer. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I am the registrant's only certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I am the registrant's only certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/   Bruce Caldwell
----------------------
Bruce Caldwell
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)
June 18, 2003