Form 10QSB
period 2003-05-31
ESSXSPORT CORP
filed 2003-07-15
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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

                   9812-14 GLENOAKS BLVD SUN VALLEY CA. 91352
                   ------------------------------------------
                      Address of principal executive office

                                 (817) 285-2886
                                 --------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of May 31, 2003, 41,047,957 shares of Common Stock were outstanding.

                                 ESSXSPORT CORP.

                                      INDEX

                                                                           Pages
                                                                           -----
PART I: FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

          Condensed Consolidated Balance Sheets
          as of May 31, 2003 (unaudited) and August 31, 2002

          Condensed Consolidated Statements of Operations
          (Unaudited) For the Quarters and Year-to-Date
          Periods Ended May 31, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) For the Year-to-Date Periods Ended May
          31, 2003 and 2002

          Notes to Condensed Consolidated Financial Statements

     ITEM 2 - Management's Discussion and Analysis or
              Plan of Operation

     ITEM 3 - Controls and Procedures

PART II:  OTHER INFORMATION

     ITEM 1 - Legal Proceedings

     ITEM 2 - Changes in Securities

     ITEM 3 - Defaults upon Senior Securities

     ITEM 4 - Submission of Matters to a Vote of Securities Holders

     ITEM 5 - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MAY 31, 2003 AND AUGUST 31, 2002

ESSXSPORT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   5/31/2003        8/31/2002
                                                                   Unaudited         Audited
                                                                  ------------     ------------
CURRENT ASSETS
Cash                                                              $     10,759     $      8,872
Accounts Receivable                                                     80,978           38,168
Inventory                                                              136,247          107,552
                                                                  ------------     ------------
Total Current Assets                                              $    227,984     $    154,592

PROPERTY AND EQUIPMENT
Equipment                                                         $    178,489     $    175,029
                                                                  ------------     ------------
Accumulated Depreciation                                              (115,109)         (89,411)
                                                                  $     63,380     $     85,618

INTANGIBLES
Patterns                                                          $     17,000     $     12,000
Noncompete Agreement                                                    10,000           10,000
                                                                  ------------     ------------
Accumulated Amortization                                               (15,962)         (11,538)
                                                                  $     11,038     $     10,462

Deposits                                                          $      5,989     $      2,175

  Total Assets                                                    $    308,391     $    252,847

CURRENT LIABILITIES
Accounts Payable                                                  $    130,217     $    136,909
Accrued Expenses                                                        63,857           50,885
Current portion of long-term debt                                       13,524           11,193
Notes Payable - Related Parties                                         26,486           29,300
                                                                  ------------     ------------
  Total Current Liabilities                                       $    234,084     $    228,287


Long Term Debt                                                    $      4,264     $     15,556

CAPITAL
Common Stock, $0.001 par value
  300,000,000 shares authorized, 41,047,957 and 36,497,957        $     41,048     $     36,498
   issued and outstanding at 5/31/03 and 8/31/02 respectively
Paid-In Capital                                                        667,205          649,005
Retained Deficit                                                      (638,210)        (676,499)
                                                                  ------------     ------------
  Total Capital                                                   $     70,043     $      9,004

  Total Liabilities and Capital                                   $    308,391     $    252,847

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                    Three Months Ended May 31
                                                   ----------------------------
                                                       2003            2002
                                                    Unaudited        Unaudited
                                                   ------------    ------------

Revenues                                           $    474,743    $    287,172
Cost of Goods Sold                                      208,634         145,786
                                                   ------------    ------------

Gross Profit                                       $    266,109    $    141,386

Selling, General and Administrative Expenses       $    218,767    $    150,340

Income (Loss) from Operations                      $     47,342    $     (8,954)

Other                                                        --              --

Net Income (Loss)                                  $     47,342    $     (8,954)


Weighted Average Shares Outstanding                  41,047,957      36,497,957

Net Income (Loss) Per Share                                0.00           (0.00)


ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                     Nine Months Ended May 31
                                                   ----------------------------
                                                       2003            2002
                                                     Unaudited       Unaudited
                                                   ------------    ------------

Revenues                                           $  1,050,261    $    567,064
Cost of Goods Sold                                      417,267         299,870
                                                   ------------    ------------

Gross Profit                                       $    632,994    $    267,194

Selling, General and Administrative Expenses       $    594,706    $    386,518

Income (Loss) from Operations                      $     38,288    $   (119,324)

Other                                                        --          (3,000)

Net Income (Loss)                                  $     38,288    $   (116,324)

Weighted Average Shares Outstanding                  39,614,624      34,376,766

Net Income (Loss) Per Share                                0.00           (0.00)

The notes to financial statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

ESSXSPORT CORP.
STATEMENT OF CASH FLOWS
                                                      Nine Months Ended May 31
                                                      -------------------------
                                                         2003           2002
                                                      Unaudited      Unaudited
                                                      ----------     ----------
OPERATING ACTIVITIES
Net Income (Loss) from Operations                     $   38,288     $ (116,324)
Adjustments: Net Income (Loss) to Net Cash
  Provided (used in) Operating Activities
Issuance of Common Stock for Services                 $   17,750     $       --
Amortization                                               4,425          3,674
Depreciation                                              25,698         37,226
Changes in Accounts Receivable                           (42,810)       (16,699)
Changes in Inventories                                   (28,695)       (25,737)
Changes in Deposits                                       (3,814)         2,857
Changes in Customer Deposits                                  --          4,413
Changes in Accounts Payable and
  Accrued Expenses                                         6,280        100,186
                                                      ----------     ----------
Net Cash Provided (Used) by Operating Activities      $   17,122     $  (10,404)

INVESTING ACTIVITIES
Investment in Property, Plant and Equipment               (3,460)       (13,862)
                                                      ----------     ----------
Net Cash Used by Investing Activities                 $   (3,460)    $  (13,862)

FINANCING ACTIVITIES
Repayments on Notes Payable                           $   (2,814)    $   (8,678)
Repayments on Long-Term Debt                              (8,961)       (10,622)
Advances Under Notes Payable                                  --         30,219
                                                      ----------     ----------
Net Cash Provided (Used) by Financing Activities      $  (11,775)    $   10,919

INCREASE (DECREASE) IN CASH                           $    1,887     $  (13,347)

Cash at Beginning of Period                           $    8,872     $   30,943

CASH AT END OF PERIOD                                 $   10,759     $   17,596

The notes to financial statements are an integral part of these statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2003 are not necessarily indicative of results that may be expected for the year ending August 31, 2003.

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

                              NATURE OF OPERATIONS

The Company sells several lines of sporting gear and equipment under the brand name EssxSport. The Company produces and manufactures it own brand products and private labeled products for others in the Sports Industry. The Company also contracts with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows.

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

                           NET INCOME (LOSS) PER SHARE

Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended May 31, 2003 and 2002.

NOTE 2. INVENTORY

The major components of inventories are as follows:

                                              May 31,       August 31,
                                                2003           2002
                                             ----------     ----------
          Raw Materials                      $   84,894     $   74,927
          WIP Materials                      $   17,845     $   15,811
          Finished Goods                     $   33,506     $   16,814
                                             ----------     ----------
                                             $  136,247     $  107,552

NOTE 3. NOTES PAYABLE

                                                            5/31/03    8/31/02
                                                            -------    -------
Note payable to an officer and shareholder of the
Company, due on demand, bearing an annual interest
rate of 7% Unsecured.                                      $ 25,986   $ 29,300

Note payable to an officer and shareholder of the
Company, due on demand, bearing an interest rate
of 3% monthly. Unsecured.                                  $    500   $      0
                                                           --------   --------
Total                                                      $ 26,486   $ 29,300

NOTE 4. LONG TERM DEPT

The Company has not entered in to any banking relationships; it may pursue additional financial assistance in the near future.

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

Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $448,000 and expire in 2021. The Company has no tax provision or benefit in 2003 or 2002, because any provision or benefit is offset by the change in the valuation allowance.

NOTE 6. INTANGIBLE ASSETS

Included in intangible assets at May 31, 2001 is the following:

          INTANGIBLES                         5/31/03        8/31/02
          Patterns                          $   17,000     $   12,000
          Noncompete Agreement                  10,000         10,000
          Accumulated Amortization             (15,962)       (11,538)
                                            ----------     ----------
                                            $   11,038     $   10,462

The patterns are being amortized on the straight-line basis over a five-year period. The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

During the quarter ended November 30, 2002 the Company agreed to issue 4,550,000 shares of common stock valued at $22,750 for goods or services which the Company has received. These shares were issued during the quarter ended February 29, 2003.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately $73,320 at May 31,2003. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account.

The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 9. SUBSEQUENT EVENT

The Company has entered into an additional lease agreement in Fort Worth TX to expand the operations in June 2003.

QUARTERLY REPORT (SEC FORM 10QSB)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

The Company is engaged in the national distribution of sports equipment to the public and private high schools, colleges and Universities as well as wholesale distributors and dealers. The market for sporting goods merchandise is estimated at annual expenditures of some $25 billion for team sports equipment in the Institutional school arenas (US Census). The management of the Company has extensive experience in this business having previously worked for and also founded successful companies in the sports equipment industry for the past 30 years. The Company's focus is in it's roots of foam fabrication and vinyl encasements, as well as fiberglass fabrication and molding of composite products used in track and field, due to the most recent increase market demand for these items.

Since the Company commenced its first marketing program in September of 1998, it continues to add new customers and promote new products each year. The Company believes that its increased revenues each year are the results of brand awareness and increased product mix.

The Company's sales and earnings are seasonal in nature. Historically, the Company has reported lower sales and earnings in the first and forth fiscal quarters because many of the Company's primary customers buy during the school year.

The Company's fiscal year ends on August 31st.

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO NINE MONTHS ENDED MAY 31, 2002

NET SALES

The Company's sales and earnings are seasonal in nature. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that if sales continue to increase, as the company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins by building and inventorying product in the off-season. Net sales for the nine months ended May 31st 2003, increased by approximately $483,000 or 85%, compared to the same period in 2002. The company attributes the growth in its revenues for this period to brand awareness through marketing activities, and new safer rules mandated by the governing rule committees for sports for which our products comply. As a result, the company's has expanded operations and marketing activities, the company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the company as much as in previous years when the selling window grows wider.

GROSS PROFIT

Gross profit for the nine months ended May 31, 2003, increased by approximately $366,000, or 137%, compared to the same period in 2002. As a percentage of sales, gross profit for the nine months ended May 31, 2003, increased to 60% compared to 47% for the same period in 2002. This increase is primarily due to better efficiency and lower costs from our new manufacturing facilities. The company experienced an increase in petroleum product cost where contingencies were built in to maintain gross margins over previous quarter's numbers as expected.

OPERATING EXPENSES

Operating expenses for the nine months ended May 31, 2003, increased by approximately $208,000, or 54%, compared to the same period in 2002. The increase is predominantly due to the increased expenses of labor cost for overtime and additional part-time help required to move product through the seasonal window. As a percentage of sales, operating expenses for the nine months ended May 31, 2003, decreased to 57% from 68%% for the same period in 2002.

NET INCOME (LOSS)

The Company's net income increased to 38,000 for the nine months ended May 31, 2003, compared a loss of aproximately ($116,000) for the same period in fiscal 2002. The increase in profit is attributed to the increased demand for our product and the efficiencies we have established in our manufacturing processes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $10,800 at MAY 31, 2003 compared to approximately $9,000 at August 31, 2002. Current assets totaled approximately $228,000 at MAY 31, 2003 providing the Company with a current ratio of 0.97 when divided by its current liabilities of approximately $234,000.

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

BACKLOG

Last year at this time of the year we had only a $30,000 Backlog. This quarter with the on going upgrade to the new safety rules mandated by the NCAA and NFHS, the Company has secured an additional $150,000 back log in orders in the system for one of its most profitable products.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and information required to be included I its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 1st 2003, the Company approved the issuance of an aggregate of 120,000 Shares of its common stock to three individuals, of which none are directors of the Company. All three are consultants. All of the individuals are sophisticated and have a long relationship with the Company and/or its President, and the Company believes that such individuals are capable of evaluating the merits and risks of an investment in the Company. Each individual had access to review the publicly filed reports of the Company and to discuss the business and financial affairs of the Company with the officers of the Company. The shares to be issued are restricted shares and each stock certificate will be affixed with the appropriate legend restricting sales and transfers. In view of the aforementioned, this issuance is deemed to be exempt from registration pursuant to Rule 505 and/or Section 4(2) of the Securities Act of 1933.

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

Dated:  July 8, 2003                    ESSXSPORT CORP.

                                        By: /s/ Bruce Caldwell
                                            --------------------------
                                            Bruce Caldwell, President

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

/s/ Bruce Caldwell
----------------------
Bruce Caldwell
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)
July 8, 2003