Form 10KSB/A
period 2001-08-31
ESSXSPORT CORP
filed 2003-07-29
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 4

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

                         ESSXsport, Corp.

                         By: /s/ Bruce Caldwell
                             --------------------------
                             Bruce Caldwell, President
                             and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 28 day of July 2003.

       Signatures                            Title

                                             Chairman of the Board of Directors
-----------------------------                and Director
Dato'Sri Ram Sarma


/s/ Bruce Caldwell                           President, Chief Executive Officer,
-----------------------------                Principal Accounting Officer, Chief
Bruce Caldwell                               Financial Officer


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

                                 CERTIFICATION
                      Pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 302 of
                        the Sarbaanes-Oxley Act of 2002

I, Bruce Caldwell, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of ESSXSport Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 28, 2003                      /s/ Bruce Caldwell
                                   ----------------------------------
                                   Bruce Caldwell
                                   President, Chief Executive Officer
                                   and Chief Financial Officer