Form 10QSB/A
period 2002-05-31
ESSXSPORT CORP
filed 2003-09-12
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 2
                                       TO
                                  FORM 10-QSB/A

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


            9812-14 GLENOAKS BOULEVARD, SUN VALLEY, CALIFORNIA 91352
                     (Address of Principal Executive Office)

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

NINE MONTHS ENDED MAY 31, 2002
COMPARED TO THE NINE MONTHS ENDED MAY 31, 2001

NET SALES

The Company's sales and earnings are seasonal in nature. Historically, the Company has reported lower sales and earnings in the first and second fiscal quarters because many of the Company's primary customers buy after summer vacations and the opening of the new school year. Other factors, such as poor weather, could negatively impact demand for the Company's products. Management believes that sales will continue to increase, as the Company makes changes to its product mix, the historical seasonal window will widen and provide the opportunity for greater sales revenues with greater potential gross profit margins. Net sales for the nine months ended May 31, 2002 were less compared to the same period in 2001. This past year there was a hold on our main product, the pole vault landing systems, as the schools were waiting for the mandate of the new size landing areas to be finalized. These systems accounted for approximately 70% of the Company's sales for the nine months ended May 31, 2002 compared with approximately 50% of sales for the nine months ended May 31, 2001. Now that the new size mandate is in affect management anticipates an increase in business should occur in an effort to bring all 8,800 high schools and 1,000 colleges up to the new specifications. The new rules may cause some reduction of school's continued participation in the sport, but most will realize the need to keep up with the progress of athletes and their needs. Our product already far exceeds those proposed rules for past season in an effort to encourage sales ahead of time. The Company has developed its infrastructure for the past two years moving into a manufacturing position to control and increase profit. That infrastructure is ready to accept the coming season potential sales. The Company believes future revenues will continue to grow from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not impact the Company as much as in previous years when the selling window grows wider. As the need for larger and more protective landing systems in Track and Field events is required by the National Federation of High Schools (NFHS), the potential of a greater market opportunity will arise for the Company to produce this very product out of the season. There is no assurance that the Company can increase its market share or a percentage thereof.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine-months ended May 31, 2002, were about the same due to the administrative cost of preparing and submitting the form 10 SB, compared to the same period in 2001.

NET LOSS

The Company's net loss from operations decreased by approximately $27,000 for the nine months ended May 31,2002, compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $18,000 at May 31, 2002, compared to approximately $31,000 at August 31, 2001.

Current assets totaled $150,837 at May 31, 2002, providing the Company with a current ratio of .613 when divided by its current liabilities of $246,002.

The company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. In addition it plans to raise additional capital to increase the working capital of the company and provide additional inventory to meet the demands of the coming market for 2003. Currently the Company has no available sources of external financing and there is no assurance that the Company will be able to raise any new capital or debt in the future. In addition any new equity or debt sought by the Company may be at rates or prices that are not advantages to the Company or its shareholders.

The Company has no material commitments for capital expenditures and no material long-term debt.

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


Dated:  September 11, 2003                   ESSXSPORT CORP.

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

1. I have reviewed this quarterly report on Amendment No. 2 to Form 10-QSB of ESSXsport Corp.;

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

                              /s/ Bruce Caldwell
                              ----------------------
                              Bruce Caldwell
                              Chief Executive Officer and
                              Chief Financial Officer
                              (Principal Accounting Officer)
                              September 11, 2003