Form 10KSB
period 2003-08-31
ESSXSPORT CORP
filed 2003-12-15
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                                     -------
                             Commission File Number

                                 ESSXSPORT CORP.
                                 ---------------
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

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $1,253,354

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of November 30, 2003, was 41,047,957 shares.

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

Bruce Caldwell, ESSXsport President, invented the first women's pole, and one of the Company's directors, Earl Bell, is an Olympic Medalist and was also a former world record holder in the pole vault. As part of the Company's management team, Mr. Bell is responsible for product development and marketing of ESSXsport pole vault products.

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

On April 15, 2000 the Company entered into an agreement to acquire certain assets of Pacific Mat, Inc. of California ("PMI"). PMI had been a manufacturer of a variety of sports-related matting, which is used to absorb impact of the athlete with the ground. Examples of such products include padding for volleyball net supports, and floor padding below gymnastic equipment. This was a purchase transaction by which ESSXsport acquired certain assets of Pacific Mat for restricted ESSXsport common stock. Following the transaction, Ulrich Gag, Pacific Mat president, joined ESSXsport as a director until his resignation in July 2002. He remains part of our management and is in charge of the Company's manufacturing operations in Sun Valley, California.

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

In November of 2003 The Company's sales increase due to the National Federation High School rules increased the minimum size requirements.

This increase was across the nation and encouraged both upgrades and new replacement landing systems. The company was already making the size that was required and there was no down time to any changes in production. This new rule broadened the Company's market seasonality.

And the company focused on 6 major items to stock and supply to obtain their $1.2 million annual goal. Those items were landing systems both pole vault and high Jump, vaulting poles, baseball backstop padding, Volleyball padding and base protection pads, and recreational gym mats.

In June of 2003, the composite manufacturing equipment was moved from Sun Valley, California to Fort Worth Texas to allow more room for the sewing group to produce more vinyl products in the California facility. This also provided more room for the composite division in Fort Worth, Texas to expand it operations.

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

MANUFACTURING

The Company assembles its ESSXsport vinyl encasements and sewing products at our manufacturing facilities located in Sun Valley, California. Composite fiberglass products are manufactured at the Fort Worth, Texas facilities.

Items manufactured at both facilities are produced for both brand name and private labeled products. Additional products are purchased from other manufacturers under private label arrangements. However, the Company is not a party to any contracts in this regard.

The Company's leased California facilities of 7,200 square feet produces mats, foam configurations, landing systems, and vinyl covered foam protection pads for several sports.

The Fort Worth Texas 3,000 square feet facility produces fiberglass poles used in various sports, but primarily for the production of vaulting poles.

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

BACKLOG; SEASONALITY; DISTRIBUTION

As of August 31, 2003, the Company had a backlog of approximately $65,000. The Company expects to use incentives (such as price discounts), pre-season planning, and just-in-time inventory and manufacturing to reduce the effect of any backlog of shipments on sales. The Company, to date, has seen no material disruption in its operations due to backlog. However the company did experience disruption within the season last year when the sales were concentrated within the season. The company has inserted contingencies to be prepared for the coming year in the event this occurs once again.

The Company's product sales are seasonal in nature, and traditionally 85% of the sales are concentrated in the second and third fiscal quarters. Management believes that the 2004 fiscal year will even out the seasonality for the market and produce demand for earlier purchases and an extended buying season.

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

EMPLOYEES.

The Company currently employs ten, full-time and ten, part-time employees, of which eight of the full time are involved in our manufacturing operations, two in marketing, administration, and finance. The employees are not unionized and management believes the Company's relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Corporate, manufacturing and assembly facilities of approximately 7,200 square feet are located at 9812-14 Glenoaks Boulevard, Sun Valley, California 91352 and 3,000 square feet located at 7624 Pebble Drive Fort Worth Texas. The Company's lease in California expires July 2004 and provides for monthly payments of $4,627, and the Texas lease provides for monthly payments of $1,125 and expires in May 2006. The Company does not anticipate changing its present leasing situation or purchasing any real property in the near future.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not presently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------

A shareholders meeting is scheduled to be held in April 2004. A directors meeting was held in Texas on 10/14/03.

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

                2001                 High Bid        Low Bid
                ----                 --------        -------

           First Quarter               $ .90          $ .01
           Second Quarter              $ .92          $ .68
           Third Quarter               $ .68          $ .05
           Fourth Quarter              $ .78          $ .05

                2002                 High Bid        Low Bid
                ----                 --------        -------

           First Quarter               $ .25          $ .05
           Second Quarter              $ .18          $ .05
           Third Quarter               $ .07          $ .01
           Fourth Quarter              $ .04          $ .01

                2003                 High Bid        Low Bid
                ----                 --------        -------

           First Quarter               $ .04          $ .01
           Second Quarter              $ .25          $ .01
           Third Quarter               $ .06          $ .01
           Fourth Quarter              $ .06          $ .02

                2004                 High Bid        Low Bid
                ----                 --------        -------

           First Quarter               $ .10          $ .015

(b) As of November 30, 2003, there were approximately 414 record holders of the Company's common stock. The company has moved to the OTCBB as of October 2003.

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

The company currently focuses on several niche areas of their expertise Track and Field, Baseball, Soccer, Volleyball, and Football. The management of the Company has extensive experience in this business having previously worked for and, also, founded successful companies in the sports equipment industry for the past 34 years.

Since the company commenced its first marketing program in September of 1998, it continues to add new customers and promote new products each year. The company believes that its unique products are the primary reason for the increase in revenues each year.

The company's fiscal year ends on August 31st.

YEAR ENDED AUGUST 31, 2003 COMPARED TO YEAR ENDED AUGUST 31, 2002

NET SALES

Net sales for the year ended August 31 2003, increased by approximately $543,251 or 77%, compared to the same period in 2002. Management believes its sales were up due to changes in the industry standards for a product they were already producing. As a result of the company's expanded operations and Product awareness allowed the company to provide a product to fit the new rule changes established by both the NCAA and National Federation of High Schools. The company believes future revenues will continue to grow from current levels as they merge into other sports product sales to the same industry. Management believes the seasonality in its revenues will flatten out this next year and provide earlier sales due to the new rule changes.

Over 8,000 High Schools will need to upgrade or buy new landing systems to keep up with the growing participation in the sport of Track and Field last season and this season. The company may not be able to capture the majority market share, however the company has been producing systems for the past year that meet the new rule mandates that came into effect in 2002.

GROSS MARGIN

Gross margin for the year ended August 31, 2003, increased by approximately $227,043 or 216%, compared to the same period in 2002. The company has taken strides to produce a new design for the main product, which will lead to increased potential profits this next year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the year ended August 31, 2003, Increased by approximately $129,581 or 59%, compared to the year ended August 31, 2002. As a percentage of sales, operating expenses for the year ended August 31, 2003, decreased to 28% from 31% for the same period in 2002.

NET INCOME

The Company's net loss decreased to approximately $28,838 for the year ended August 31, 2003, compared to approximately $126,281 (loss) for fiscal 2002. Better management and refining the manufacturing process keeps reducing our losses as we progress.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $10,800 - at August 31, 2003, compared to approximately $8, 800.00 at August 31, 2002.

Cash provided by financing activities was approximately $14,000 and $13,000 for the years ended August 31, 2003 and 2002, respectively. Current assets totaled approximately $153,200 at August 31, 2003 providing the Company with a current ratio of 0.69 when divided by its current liabilities of approximately $222,900.

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

LIST OF FINANCIAL STATEMENTS.

The following financial statements of ESSXsport Corp. are included in Item 7:

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Changes in Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
----------------------------------------------------

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------------

Set forth below is information with respect to our directors and executive officers as of November 30, 2003.

     NAME                       POSITION WITH COMPANY               AGE
--------------------------------------------------------------------------------
Dato'Sri Ram Sarma      Chairman of the Board of Directors           51

Bruce Caldwell          President, CEO, COO, CFO, and Director       52

Earl Bell               Director                                     44

Bonnie Caldwell         Secretary and Director                       50

A. Chandrakumanan       Director                                     41

Rick Foster             Director                                     52

Alberto Caberlotto      Director                                     54

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

RICK FOSTER joined the Company in August 2002. Mr. Foster is the owner and President of Cal Track Reconditioning, Inc., a 17-year old company that builds runways for golf courses, track stadiums, throwing rings, and reconditions athletic equipment. Mr. Foster is the former head coach of Edison High School; the former event coach at Esperanza High School and Newport Harbor High School, California. Mr. Foster was also a specialist equipment technician for the 1984 and 1996 Olympic Games.

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

BOARD MEETINGS AND COMMITTEES
-----------------------------

The Board of Directors of the Company held one meeting during the fiscal year ended August 31, 2003. The Board currently has one committee, the audit committee established in early February of 2003 to comply with the new Sarbanes Oxley Act. The committee chairman is Mr. Rick Foster.

Mr. Bruce Caldwell President, CEO, COO, CFO is the only full time employee of the company. None of the other Directors of the Company are full time employees of the Company are paid any compensation for their services as a director other than in stock. No family relationships exist between any of the executive officers or directors of the Company, except for Bonnie Caldwell, who is the wife of Bruce Caldwell.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons. All of the Form 3's and up to date form 4's for the directors have been recently filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements. The Company has taken steps to ensure that all future reports required pursuant to Section
(a) will be filed timely.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                   Long-Term Compensation
                        -----------------------------------------------------------------------------
                                                Other     Restricted                           All
                                               Annual        Stock   Securities      LTIP     Other
                             Year   Salary      Bonus        Comp.    Award(s)    Underlying  Payout
                   Year     Salary    ($)        ($)          ($)    Options (#)      ($)       ($)
Bruce Caldwell     2003    $48,000    500.     400,000        -0-        -0-          -0-       -0-
Bruce Caldwell     2002    $48,000    -0-        -0-          -0-        -0-          -0-       -0-
                   2001    $48,000    -0-        (1)          -0-        -0-          -0-       -0-
                   2000    $48,000    -0-     $460,000        -0-        -0-          -0-       -0-

(1) As part of his compensation in 2000, Mr. Caldwell received 460,000 shares of stock at $0.001 per share. Mr. Caldwell received 400,000 shares for work related contributions to the company in the 2nd quarter 2003.

DIRECTORS COMPENSATION
----------------------

Each director received 50,000 shares of the Company's common stock for serving on the Board of Directors for the fiscal year ended August 31,2003. The shares were approved for issuance in November 2002 together with an additional 50,000 shares each for serving on the Board of Directors in 2003. Mr. Foster received 50,000 shares for his service on the Board in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth information concerning ownership of the Company's Common Stock as of November 30, 2003 (a) each director of the Company, (b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                                                     NUMBER OF        PERCENT
        NAME AND TITLE                                SHARES          OF CLASS
--------------------------------------------------------------------------------
Dato'Sri Ram Sarma, Chairman of the Board              4,279,876        10.4%(1)

Bruce Caldwell, President, CEO and Director           10,308,992        25.1%

Bonnie Caldwell, Secretary and Director                2,106,400         5.1%

Earl Bell, Director                                    1,500,000          3.7%

A. Chandrakumanan                                      4,279,876        10.4%(2)

Rick Foster, Director                                    350,000         0.9%

Alberto Caberlotto                                       500,000         1.2%

Officers and Directors as a Group (7 individuals)     23,325,144        56.8%

Minority shareholders                                 17,722,813        43.2%
                                                     -----------
Total                                                 41,047,957

(1) Includes 3,969,876 shares owned by Kres Private -Ltd., a Company of which Mr. Sarma owns 50% interest.


(2) Includes 3,969,876 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.

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

        (f) Lease Agreement between the Company and Riverbend Properties, dated June 1, 2003, filed herewith.

     21.       Subsidiaries of the Registrant.

     31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K. None.

ITEM 14.  CONTROLS AND PROCEDURES

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

/s/ Bruce Caldwell                   President, Chief Executive Officer,
--------------------------------     and Director
Bruce Caldwell

/s/ Earl Bell                        Director
--------------------------------
Earl Bell

/s/ Bonnie Caldwell                  Secretary and Director
--------------------------------
Bonnie Caldwell

/s/ Rick Foster                      Director
--------------------------------
Rick Foster

/s/ A. Chandrakumanan                Director
--------------------------------
A. Chandrakumanan

no signature Alberto Caberlotto      Director

                                 ESSXSPORT CORP.

                          CONSOLIDATED FINANCIAL REPORT

                                 AUGUST 31, 2003

                                 C O N T E N T S
                                                                            Page

INDEPENDENT AUDITOR'S REPORT..................................................1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets..............................................2

     Consolidated Statements of Operations....................................3

     Consolidated Statements of Changes in Stockholders' Equity...............4

     Consolidated Statements of Cash Flows....................................5

     Notes to Consolidated Financial Statements...............................7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
EssxSport Corp.
Sun Valley, California

We have audited the accompanying consolidated balance sheets of EssxSport Corp. as of August 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EssxSport Corp. as of August 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 21, 2003

4087

                                 ESSXSPORT CORP.
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2003 AND 2002

                                                                          2003             2002
                                                                      ------------     ------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                              $     10,837     $      8,872
    Accounts receivable                                                      5,583           22,480
    Inventory                                                              125,532          107,552
    Deposits                                                                11,297           15,688
                                                                      ------------     ------------
          Total current assets                                             153,249          154,592

PROPERTY AND EQUIPMENT
    Equipment                                                              180,546          171,389
    Furniture and fixtures                                                   3,640            3,640
                                                                      ------------     ------------
                                                                           184,186          175,029
    Less accumulated depreciation                                          122,305           89,411
                                                                      ------------     ------------
                                                                            61,881           85,618
                                                                      ------------     ------------
OTHER ASSETS
    Intangible assets, net of accumulated amortization                       7,962           10,462
    Deposits                                                                 2,729            2,175
                                                                      ------------     ------------

TOTAL ASSETS                                                          $    225,821     $    252,847
                                                                      ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $     87,647     $    136,909
    Accrued expenses                                                        65,202           50,885
    Current portion of obligation under capital lease                       15,556           11,193
    Notes payable - related parties                                         54,500           29,300
                                                                      ------------     ------------
          Total current liabilities                                        222,905          228,287

LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                        --           15,556
                                                                      ------------     ------------
          Total liabilities                                                222,905          243,843

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value
       300,000,000 shares authorized; issued and outstanding
       2003 41,047,957; 2002 36,497,957 shares                              41,048           36,498
    Additional paid-in capital                                             667,205          649,005
    Retained deficit (since September 1, 1998 quasi-reorganization
       in which a deficit of $2,399,744 was eliminated)                   (705,337)        (676,499)
                                                                      ------------     ------------
                                                                             2,916            9,004
                                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    225,821     $    252,847
                                                                      ============     ============

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2003 AND 2002

                                                      2003             2002
                                                  ------------     ------------

NET SALES                                         $  1,253,354     $    710,103

COST OF SALES                                          921,183          604,975
                                                  ------------     ------------
       Gross profit                                    332,171          105,128

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                            348,243          218,662
                                                  ------------     ------------
       Loss from operations                            (16,072)        (113,534)

OTHER INCOME (EXPENSE)
    Miscellaneous income                                    --            3,000
    Interest expense                                   (12,766)         (15,747)
                                                  ------------     ------------
                                                       (28,838)        (126,281)
Income tax expense                                          --               --
                                                  ------------     ------------

NET LOSS                                          ($    28,838)    ($   126,281)
                                                  ============     ============

Earnings (loss) per share:
    Basic                                         ($       .00)    ($       .00)
                                                  ============     ============

Weighted average number of
  shares outstanding:
    Basic                                           39,988,368       34,911,423
                                                  ============     ============

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2003 AND 2002

                                                        2003            2002
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                    $ 1,274,642     $   701,296
    Cash paid to suppliers                           (1,264,761)       (706,806)
    Interest paid                                       (12,766)        (15,747)
                                                    -----------     -----------
       Net cash used in operating activities             (2,885)        (21,257)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                 (9,157)        (13,863)
                                                    -----------     -----------
       Net cash used in investing activities             (9,157)        (13,863)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received for common stock                           --           5,000
    Repayments on obligation under capital lease        (11,193)        (13,251)
    Repayments on notes payable                         (29,800)         (8,700)
    Advances under notes payable                         55,000          30,000
                                                    -----------     -----------
       Net cash provided by financing activities         14,007          13,049
                                                    -----------     -----------
       Net increase (decrease) in cash                    1,965         (22,071)

CASH, BEGINNING OF YEAR                                   8,872          30,943
                                                    -----------     -----------

CASH, END OF YEAR                                   $    10,837     $     8,872
                                                    ===========     ===========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED AUGUST 31, 2003 AND 2002

                                           Common Stock             Additional
                                 --------------------------------     Paid-in          Retained
                                      Shares          Amount          Capital           Deficit           Total
                                 ----------------- --------------  ---------------  ----------------  ---------------

BALANCE, AUGUST 31, 2001               32,916,567         32,917          623,715         ( 550,218)         106,414

    Cancellation of old
       common stock                      ( 40,150)          ( 40)              40                                  -
    Contributed capital                                                    25,250                             25,250
    Issuance of common
       stock for equipment                 30,000             30                                                  30
    Issuance of common
       stock for note payable
       to related party                 3,591,540          3,591                                               3,591
    Net loss                                                                              ( 126,281)       ( 126,281)
                                 ----------------- --------------  ---------------  ----------------  ---------------

BALANCE, AUGUST 31, 2002               36,497,957       $ 36,498        $ 649,005         ($676,499)         $ 9,004

    Issuance of common
       stock for services               4,550,000          4,550           18,200                 -           22,750
    Net loss                                                                               ( 28,838)        ( 28,838)
                                 ----------------- --------------  ---------------  ----------------  ---------------

BALANCE, AUGUST 31, 2003               41,047,957       $ 41,048        $ 667,205         ($705,337)         $ 2,916
                                 ================= ==============  ===============  ================  ===============

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ESSXSPORT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2003 AND 2002
                                   (continued)

                                                             2003           2002
                                                          ----------     ----------
RECONCILIATION OF NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
     Net loss                                             ($  28,838)    ($ 126,281)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Issuance of common stock for services                 22,750             --
        Issuance of common stock for equipment                    --             30
        Salary waived by shareholder
            recorded as contributed capital                       --         25,250
        Depreciation                                          32,894         47,666
        Amortization                                           2,500          4,900
        Change in operating assets and liabilities
            Accounts receivable                               16,897         (5,477)
            Inventory                                        (17,980)       (48,108)
            Deposits                                           3,837         (5,648)
            Accounts payable                                 (49,262)        93,532
            Accrued expenses                                  14,317         (7,121)
                                                          ----------     ----------

               Net cash used in operating activities      ($   2,885)    ($  21,257)
                                                          ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES
        Common stock issued for services                  $   22,750     $       --
        Common stock issued to liquidate notes payable            --          3,591
        Equipment financed                                        --         40,000

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

     ACCOUNTS RECEIVABLE AND CONCENTRATIONS

          No allowance for doubtful accounts has been provided. All accounts considered to be uncollectible have been charged off, and in the opinion of management, losses, if any, on the remaining accounts will not be significant. Management determines amounts to be charged off based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors.

          Sales to related companies totaled $84,677 and $61,370 in 2003 and 2002, respectively. Sales to one and two other unrelated company totaled $218,277 and $342,513 for 2003 and 2002, respectively. At August 31, 2003 and 2002, approximately 10% and 41% of the Company's accounts receivable was due from one and two companies, respectively.

     INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out method) or market value. During the years ended August 31, 2003 and 2002, 18% and 10% of inventory purchases were from one and two vendors, respectively.

     PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets which range from five to seven years. Gains and losses on sales and dispositions of fixed assets are included in operations in the year realized.

     ADVERTISING COSTS

          All advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2003 and 2002 were $15,494 and $4,393, respectively.

     INCOME TAXES

          The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on difference between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     SHIPPING AND HANDLING COSTS

          Shipping and Handling costs are included in cost of sales.

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

     RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to expense for the year ended August 31, 2003 was approximately $5,000.

     EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share have not been presented since the effects would be antidilutive.

     RECLASSIFICATIONS

          Certain reclassifications have been made to the August 31, 2002 financial statements to conform to the August 31, 2003 financial statement presentation. Such reclassifications had no effect on total assets or net operating results previously reported.

NOTE 2.   GOING CONCERN

     The accompanying  consolidated  financial  statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred cululative losses of $705,337 since its quasi-reorganization effective September 1, 1998. Additionally, it has experienced recurring negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     In view of these matters, the continued existence of the Company is dependent upon its ability to increase the profitability of its operations while obtaining funding to meet the Company's immediate financing requirements. Management believes that actions being taken by the Company to obtain financing, reduce costs, introduce new products, and focus on increasing market share for its core products, for which management believes there is a significantly expanding market, provide the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   INVENTORIES

     The major components of inventories are as follows:

                                                          2003          2002
                                                       ----------    ----------
          Raw materials                                $   71,737    $   74,927
          Work-in-process                                  30,784        15,811
          Finished goods                                   23,011        16,814
                                                       ----------    ----------
                                                       $  125,532    $  107,552
                                                       ==========    ==========

NOTE 4.   NOTES PAYABLE

                                                          2003          2002
                                                       ----------    ----------
     Note payable to an officer, shareholder and
     employee of the Company, due on demand,
     bearing an annual interest rate of 6.2%,
     unsecured.                                        $   38,000    $       --

     Note payable to an officer, shareholder and
     employee of the Company, due on demand,
     bearing an annual interest rate of 12%,
     unsecured, convertible into shares of common
     stock at a rate of $0.02 per share.                   16,000            --

     Note payable to an officer and shareholder of
     the Company, due on demand bearing interest
     at an annual rate of 3%, unsecured.                      500            --

     Note payable to an officer, shareholder and
     employee of the Company, retired.                         --        29,300
                                                       ----------    ----------
                                                        $  54,500     $  29,300
                                                       ==========    ==========

NOTE 5.   OBLIGATION UNDER CAPITAL LEASE

     The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of approximately 25%. The capitalized cost and accumulated depreciation of this equipment at August 31, 2003 was $40,000 and $21,600, respectively. Depreciation of the asset under capital lease has been included in depreciation expense in 2003 and 2002.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   OBLIGATION UNDER CAPITAL LEASE - CONTINUED

     Future minimum payments under capital leases and the asset purchase agreement at August 31 are as follows:

         Total remaining payments due 2004                       $  17,786
         Less amount representing interest                           2,230
                                                                 ---------
         Present value of future payments                           15,556
         Less current portion                                       15,556
                                                                 ---------
         Non-current portion                                     $      --
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

     Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

     The net deferred tax asset at August 31, 2003 and 2002 was comprised of the following:

                                                           2003          2002
                                                        ---------     ---------
         Current deferred tax asset                     $ 238,268     $ 228,670
         Current deferred tax liability                        --            --
         Less valuation allowance                      (  238,268)   (  228,670)
                                                        ---------     ---------
         Net deferred tax asset                         $      --     $      --
                                                        =========     =========

     Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $701,000 and expire at various dates through 2014. The valuation allowance increased $9,598 and $42,814 for the years ended August 31, 2003 and 2002, respectively.

     The Company has no tax provision or benefit in 2003 or 2002 as the Company's net operating losses provide no recognizable benefit.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   INTANGIBLE ASSETS

     Included in intangible assets at August 31, 2003 and 2002 is the following:

                                                           2003         2002
                                                        ---------     ---------
         Patterns                                       $  12,000     $  12,000
         Non-compete agreement                             10,000        10,000
                                                        ---------     ---------
                                                           22,000        22,000
         Accumulated amortization                      (   14,038)   (   11,538)
                                                        ---------     ---------
                                                        $   7,962     $  10,462
                                                        =========     =========

     The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years. Amortization expense for non-compete agreements totaled $2,500 for the year ended August 31, 2003. Estimated amortization expense for the year ending August 31, 2004 is $1,562.

     In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company's patterns are not being amortized, but are subject to periodic impairment testing. The patterns are considered to have an indefinite useful life and are therefore not subject to amortization. Amortization expense related to intangible assets with indefinite useful lives for each of the years ended August 31, 2003 and 2002 was $0 and $2,400 respectively.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     The Company has sold customer accounts receivable to a factor with full recourse. The factor retains portions of the amounts for which the accounts were sold as a reserve which is released to the Company as the customers make monthly payments. Sales of recourse contracts were approximately $681,000 and $450,000 during the years ended August 31, 2003 and 2002. The balance outstanding under recourse contracts was approximately $56,500 at August 31, 2003. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses, and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

     The  Company  leases  office and  warehouse  space  under  operating  lease agreements through 2004. Rent expense under these agreements was approximately $54,000 and $50,000 for the years ended August 31, 2003 and 2002, respectively.

                                 ESSXSPORT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   COMMITMENTS AND CONTINGENCIES - CONTINUED

     The approximate future minimum lease payments on operating leases at August 31, 2003 are as follows:

         2004                                           $  55,613
         2005                                              14,063
         2006                                              10,800
                                                        ---------
         Total                                          $  80,476
                                                        =========

NOTE 9.   STOCKHOLDERS' EQUITY

     Included in additional paid-in capital at August 31, 2002 is $20,000 of accrued salaries waived by an officer and contributed to the Company. For the year ended August 31, 2002 $20,000 of the waived amount is included in selling, general and administrative expenses and contributed capital.

     In November 2002, the Company issued 4,550,000 common shares for services, of which 1,750,000 were issued to various officers, directors and employees of the Company. Included in selling, general and administrative expenses for the year ended August 31, 2003, is $8,750 related to the issuance of the 1,750,000 shares.

     In July 2001, the holder of a note payable from the Company requested, under the terms of the note agreement, to convert the note into shares of common stock at a rate of $0.001 per share. The note holder is an officer, shareholder and employee of the Company. The unpaid principal balance of the note was $3,591, which was converted into 3,591,540 shares of common stock on February 7, 2002.