Form 10QSB
period 2003-11-30
ESSXSPORT CORP
filed 2004-01-16
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the Quarterly Period Ended November 30 , 2003

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

                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of November 30, 2003, 41,047,957 shares of Common Stock were outstanding.

                          PART I: FINANCIAL INFORMATION

                                      INDEX

                                                                           Pages
                                                                           -----
PART I: FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         November 30, 2003 unaudited) and August 31, 2003

         Condensed Consolidated Statements of Operations
         (Unaudited) For the Quarters and Year-to-Date
         Periods Ended November 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows
         (Unaudited) For the Year-to-Date Periods Ended
         November 30, 2003 and 2002

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

     ITEM 3 - Defaults upon Senior Securities

     ITEM 4 - Submission of Matters to a Vote of Securities Holders

     ITEM 5 - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF NOVEMBER 30, 2003 AND AUGUST 31, 2003

                                                   11/30/2003          8/31/2003
                                                    Unaudited           Audited

CURRENT ASSETS
Cash                                                $     592         $  10,837
Accounts Receivable                                    17,519             5,583
Inventory                                             128,523           125,532
Deposits                                               12,432            11,297
                                                    ---------         ---------
Total Current Assets                                $ 159,066         $ 153,249

PROPERTY AND EQUIPMENT
Equipment                                           $ 180,546         $ 180,546
Furniture & Fixtures                                    3,640             3,640
Accumulated Depreciation                             (128,103)         (122,305)
                                                    ---------         ---------
                                                    $  56,083         $  61,881

INTANGIBLES
Patterns                                            $  12,000         $  12,000
Noncompete Agreement                                   10,000            10,000
Accumulated Amortization                              (14,663)          (14,038)
                                                    ---------         ---------
                                                    $   7,337         $   7,962

Deposits                                            $     545         $   2,729

Total Assets                                        $ 223,031         $ 225,821

CURRENT LIABILITIES
Accounts Payable                                    $  82,719         $  87,647
Accrued Expenses                                       68,121            65,202
Current portion of obligation under
  capital lease                                        12,026            15,556
Notes Payable - Related Parties                        64,206            54,500
                                                    ---------         ---------
Total Current Liabilities                           $ 227,072         $ 222,905

CAPITAL
Common Stock, $0.001 par value
300,000,000 shares authorized, 41,047,957
  and 41,047,957                                    $  41,048         $  41,048
  issued and outstanding at 11/30/03 and
  8/31/03 respectively.
Paid-In Capital                                       667,205           667,205
Retained Deficit                                     (712,294)         (705,337)
                                                    ---------         ---------
Total Capital                                       $  (4,041)        $   2,916

Total Liabilities and Capital                       $ 223,031         $ 225,821

The notes to financial statements are an integral part of these statements.

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                  Three Months Ended November 30

                                                       2003              2002
                                                    Unaudited         Unaudited

Revenues                                            $ 127,843         $ 247,343
Cost of Sales                                          82,867           151,051
                                                    ---------         ---------

Gross Profit                                        $  44,976         $  96,292

Selling, General and Administrative Expenses        $  48,119         $  73,116

Income (Loss) from Operations                       $  (3,143)        $  23,176

Interest Expense                                        3,814             3,340

Income Tax Expense                                         --                --

Net Income (Loss)                                   $ ( 6,957)        $  19,836

Weighted Average Shares Outstanding                 41,047,957       36,747,957

Net Income (Loss) Per Share                             (0.00)             0.00

The notes to financial statements are an integral part of these statements.

ESSXSPORT CORP.
STATEMENT OF CASH FLOWS

                                                        Three Months Ended November 30

                                                                   2003         2002
                                                                Unaudited    Unaudited
                                                                ---------    ---------
OPERATING ACTIVITIES
Net Income (Loss) from Operations                                $( 6,957)    $ 19,836
Adjustments: Net Income (Loss) to Net Cash
     Issuance of Common Stock for Services                       $     --     $ 17,750
     Amortization                                                     625        1,474
     Depreciation                                                   5,798        8,709
     Changes in Accounts Receivable                               (11,936)      (8,078)
     Changes in Inventories                                        (2,991)     (21,832)
     Changes in Deposits                                            1,049        2,175
     Changes in Customer Deposits                                      --       12,113
     Changes in Accounts Payable and
          Accrued Expenses                                          2,009      (24,708)
                                                                 --------     --------
     Net Cash Provideded (Used) by Operating Activities          $(16,421)    $  7,439

FINANCING ACTIVITIES
     Repayments on Notes Payable                                 $   (294)    $ (1,074)
     Repayments on Long-Term Debt                                  (3,530)      (2,801)
     Advances Under Notes Payable                                  10,000           --
                                                                 --------     --------
     Net Cash Provided (Used) by Financing Activities            $  6,176     $ (3,875)

INCREASE (DECREASE) IN CASH                                      $(10,245)    $  3,564

Cash at Beginning of Period                                      $ 10,837     $  8,872

CASH AT END OF PERIOD                                            $    592     $ 12,436

The notes to financial statements are an integral part of these statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending November 30, 2003 are not necessarily indicative of results that may be expected for the year ending August 31, 2004.

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

                           NET INCOME (LOSS) PER SHARE

Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended November 30, 2003 and 2002.

NOTE 2. INVENTORY

The major components of inventories are as follows:

                              November 30,             August 31,
                                  2003                    2003
                               ----------              ----------
          Raw Materials        $   40,652              $   71,737
          WIP Materials        $   63,670              $   30,784
          Finished Goods       $   24,201              $   23,011
                               ----------              ----------
                                $ 128,523              $  125,532

NOTE 3. NOTES PAYABLE

                                                      November 30,   August 31,
                                                          2003          2003
                                                       ----------    ----------
     Note payable to an officer, shareholder and
     employee of the Company, due on demand,
     bearing an annual interest rate of 6.2%,
     unsecured.                                        $   37,706    $   38,000

     Note payable to an officer, shareholder and
     employee of the Company, due on demand,
     bearing an annual interest rate of 12%,
     unsecured, convertible into shares of common
     stock at a rate of $0.02 per share.                   26,000        16,000

     Note payable to an officer and shareholder of
     the Company, due on demand bearing interest
     at an annual rate of 3%, unsecured.                      500           500

                                                       ----------    ----------
                                                        $  64,206     $  54,500
                                                       ==========    ==========

NOTE 4. OBLIGATION UNDER CAPITAL LEASE

The Company has not entered into any new banking relationships; it may pursue additional financial assistance in the near future

The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of 25%. The amount of imputed prinicpal due at November 30, 2003 and August 31, 2003 is $12,026 and $15,556, all of which is due in the near term.

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

Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $701,000 and expire on various dates through 2014.

The Company has no tax provision or benefit in 2003 or 2002, nor has any been calculated for the interim financials dated November 30, 2003, as the benefit provided by the Company's net operating losses have been offset by increase in the deferred tax asset valuation allowance.

NOTE 6. INTANGIBLE ASSETS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately. $62,159 at November 30, 2003. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account.

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

THREE MONTHS ENDED NOVEMBER 30, 2003,
COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

NET SALES

Net sales for the three months ended November 30, 2003, are back to normal after an increase last year due to the industry rule changes that required higher standard for school in their landing systems. Revenues this quarter were down by $ 120,000 or 48.6% compared to the same period in 2002. However they are slightly above the same quarter of 2001 by 5.9%.

The company attributes the decrease to the leveling out of the last year's urgency to comply with the new rules mandated by the respective governing rule committees for sports for which our products comply.

GROSS PROFIT

Gross Profit for the three months ended November 30, 2003, was $44,976 or 35.2% of revenues, as compared to $96,292 or 38.9% in the same period of 2002.

Reduction in sales has affected the amount of gross profit compared to the increase in revenue demonstrated last year in this same time period. Manufacturing efficiency has vastly been improved over 2001 and everything is in place to maximize profits on increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three months ended November 30, 2003, are reduced by $ 24,997, or 34.2%, compared to the same period in 2002.

This reduction illustrates the operating efficiencies that have been achieved through improved cost containment in administrative areas. Management expects additional improvements in fiscal 2004.

LIQUIDITY

Cash and cash equivalents totaled $ 592 at November 30, 2003 compared to $10,837 at August 31, 2003.

There was $6,176 from financing activities for the three months ended November 30, 2003 as compared to none for the same period in 2002.

Current assets totaled $ 159,066 at November 30, 2003 compared $188,066, as of November 30 2002. Providing the Company with a current ratio of .70 when divided by its current liabilities of $227,072.

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

BACKLOG

Back log for the last three years for the same period totaled $20,000 for 2001, $600,000 for 2002 and currently at $25,000 for the coming season.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the company's business, the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the company's ability to successfully refinance or extend its line of credit or obtain alternative sources of financing; the effective and efficient management of the company's inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements.

ITEM 3. CONTROLS AND PRODECURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material informaiton required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(a)  Exhibits

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

Dated:  Jan 14, 2004                    ESSXSPORT CORP.

                                        By: /s/ Bruce Caldwell
                                        ----------------------
                                        Bruce Caldwell, President