Form 10QSB
period 2004-02-29
ESSXSPORT CORP
filed 2004-04-19
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

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

                                 (817) 285-2886
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)

As of February 29, 2004, 44,000,000 shares of Common Stock were outstanding.

                          PART I: FINANCIAL INFORMATION

                                     INDEX

                                                                           Pages
                                                                           -----
PART I:   FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of February 29, 2004 (unaudited) and August 31, 2003

          Condensed Consolidated Statements of Operations (Unaudited) for Quarters and Year-to-Date Periods Ended February 29, 2004 and February 28, 2003

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Year-to-date Periods Ended February 29, 2004 and February 28, 2003

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

          ITEM 3 - Defaults upon Senior Securities

          ITEM 4 - Submission of Matters to a Vote of Securities Holders

          ITEM 5 - Other Information

          ITEM 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 ESSXSPORT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF FEBRUARY 29, 2004 AND AUGUST 31, 2003

                                                                 2/29/2004      8/31/2003
                                                                 Unaudited       Audited
                                                                 ---------      ---------
CURRENT ASSETS
Cash                                                             $   7,951      $  10,837
Accounts Receivable                                                 40,288          5,583
Inventory                                                          124,346        125,532
Deposits                                                             6,192         11,297
                                                                 ---------      ---------
Total Current Assets                                               178,777        153,249

PROPERTY AND EQUIPMENT
Equipment                                                          180,546        180,546
Furniture & Fixtures                                                 3,640          3,640
Accumulated Depreciation                                          (133,480)      (122,305)
                                                                 ---------      ---------
                                                                    50,706         61,881
INTANGIBLES
Patterns                                                            12,000         12,000
Noncompete Agreement                                                10,000         10,000
Accumulated Amortization                                           (15,288)       (14,038)
                                                                 ---------      ---------
                                                                     6,712          7,962

Deposits                                                             1,045          2,729
                                                                 ---------      ---------

Total Assets                                                     $ 237,240      $ 225,821
                                                                 =========      =========

CURRENT LIABILITIES
Accounts Payable                                                    78,323         87,647
Accrued Expenses                                                    59,034         65,202
Current portion of long-term debt                                    8,268         15,556
Notes Payable - Related Parties                                    148,053         54,500
                                                                 ---------      ---------
Total Current Liabilities                                          293,678        222,905

CAPITAL (DEFICIT)
Common Stock, $0.001 par value
300,000,000 shares authorized, 44,000,000 and 41,047,957            44,000         41,048
 issued and outstanding at 2/29/04 and 8/31/03 respectively.
Paid-In Capital                                                    712,734        667,205
Retained Deficit                                                  (813,172)      (705,337)
                                                                 ---------      ---------
Total Capital (Deficit)                                            (56,438)         2,916
                                                                 ---------      ---------

Total Liabilities and Capital (Deficit)                          $ 237,240      $ 225,821
                                                                 =========      =========

   The notes to financial statements are an integral part of these statements.

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                               Three Months Ended February 29/28
                                               ---------------------------------
                                                     2004               2003
                                                  Unaudited          Unaudited
                                                 ------------      ------------
Revenues                                         $    144,096      $    328,175
Cost of Sales                                         151,186           270,677
                                                 ------------      ------------

Gross Profit                                     $     (7,090)     $     57,498

Selling, General and Administrative Expenses     $     89,804      $     83,029
                                                 ------------      ------------

Loss from Operations                             $    (96,894)     $    (25,531)

Interest Expense                                        3,984             3,359
Income Tax Expense                                         --                --
                                                 ------------      ------------

Net Loss                                         $   (100,878)     $    (28,890)

Weighted Average Shares Outstanding                42,086,038        41,047,957

Net Loss Per Share                                      (0.00)            (0.00)


The notes to financial statements are an integral part of these statements.

ESSXSPORT CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                 Six Months Ended February 29/28
                                                 -------------------------------
                                                     2004               2003
                                                   Unaudited         Unaudited
                                                 ------------      ------------
Revenues                                         $    271,939      $    575,518
Cost of Sales                                         234,053           427,507
                                                 ------------      ------------

Gross Profit                                     $     37,886      $    148,011

Selling, General and Administrative Expenses     $    137,923      $    150,366
                                                 ------------      ------------

Loss from Operations                             $   (100,037)     $     (2,355)

Interest Expense                                        7,798             6,699
Income Tax Expense                                         --                --
                                                 ------------      ------------

Net Loss                                         $   (107,835)     $     (9,054)
                                                 ============      ============


Weighted Average Shares Outstanding                41,548,303        38,886,079

Net Loss Per Share                                      (0.00)            (0.00)


The notes to financial statements are an integral part of these statements.

ESSXSPORT CORP.
STATEMENT OF CASH FLOWS

                                                       Six Months Ended February 29/28
                                                       -------------------------------
                                                             2004           2003
                                                          Unaudited      Unaudited
                                                          ---------      ---------
OPERATING ACTIVITIES
Loss from Operations                                      $(107,835)     $  (9,054)
Adjustments: Net Loss to Net Cash
     Issuance of Common Stock for Services                $  41,981      $  17,750
     Amortization                                             1,250          2,949
     Depreciation                                            11,175         17,256
     Changes in Accounts Receivable                         (34,705)       (25,499)
     Changes in Inventories                                   1,186        (25,657)
     Changes in Deposits                                      6,789         12,932
     Changes in Accounts Payable and                         57,761         22,118
            Accrued Expenses                                     --             --
                                                          ---------      ---------
     Net Cash Used by Operating Activities                $ (22,398)     $  12,795

INVESTING ACTIVITIES

     Investment in Property, Plant and Equipment                 --         (3,460)
                                                          ---------      ---------
     Net Cash Used by Investing Activities                $      --      $  (3,460)

FINANCING ACTIVITIES
     Repayments on Notes Payable                          $      --      $  (2,163)
     Repayments on Long-Term Debt                            (7,288)        (5,783)
     Advances Under Notes Payable                            26,800             --
                                                          ---------      ---------
     Net Cash Provided (Used) by Financing Activities     $  19,512      $  (7,946)

INCREASE (DECREASE) IN CASH                               $  (2,886)     $   1,389

Cash at Beginning of Period                               $  10,837      $   8,872

CASH AT END OF PERIOD                                     $   7,951      $  10,261

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING TRANSACTIONS

  Accrued expenses liquidated
    through issuance of common stock                      $   6,000      $      --

  Accrued expenses liquidated
    through issuance of notes payable                     $  67,253      $      --

  Note payable liquidated
    through issuance of common stock                      $     500      $      --

The notes to financial statements are an integral part of these statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending February 29, 2004 are not necessarily indicative of results that may be expected for the year ending August 31, 2004.

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

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include EssxSport Corp. and its wholly owned subsidiaries, eonlinesports.com, Essx Track and Field Equipment, Inc. and Essx Team Attire, Inc. EssxSport Corp is the sole shareholder of these corporations. All intercompany transactions have been eliminated.

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

                               NET LOSS PER SHARE

Net loss or gains per share of common stock is based on the weighted average number of shares outstanding during the periods ended February 29, 2004 and February 28, 2003.

NOTE 2. INVENTORY

The major components of inventories are as follows:

                                              February 29,   August 31,
                                                  2004         2003
                                                --------     --------
Raw materials                                   $ 72,360     $ 71,737
Work-in-process                                   21,230       30,784
Finished goods                                    30,756       23,011
                                                --------     --------
                                                $124,346     $125,532
                                                ========     ========


NOTE 3. NOTES PAYABLE

Notes payable consists of the following at February 29, 2004 and August 31, 2003:

                                                        2004         2003
                                                      --------     --------
     Note payable to an officer, shareholder
     and employee of the Company, due on
     demand, bearing an annual interest
     rate of 6.2%, unsecured, retired                 $     --     $ 38,000

     Note payable to an officer, shareholder
     and employee of the Company, due on demand,
     bearing an annual interest rate of 12%,
     unsecured, convertible into shares of common
     stock at a rate of $0.02 per share, retired            --       16,000

     Note payable to an officer and shareholder
     of the Company, due on demand bearing
     interest at an annual rate of 3%,
     unsecured, retired                                     --          500

     Note payable to an officer and shareholder
     of the Company, due in monthly installments
     of $18,944 including interest at an annual
     rate of 8%, with accrued unpaid interest
     added to the principal, secured by
     substantially all the assets of the Company       148,053           --
                                                      --------     --------

                                                      $148,053     $ 54,500
                                                      ========     ========

NOTE 4. LONG TERM DEBT

The Company has not entered in to any banking relationships; it may pursue additional financial assistance in the near future.

NOTE 5. OBLIGATION UNDER CAPITAL LEASE

The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of 25%. The amount of imputed principal due at February 29, 2004 and August 31, 2003 is $8,268 and $15,556, all of which is due in the near term.

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

Deferred tax assets are due to a net operating loss carryforward. Net operating losses available to offset future taxable income are approximately $701,000 and expire on various dates through 2023.

The Company has no tax provision or benefit in 2004 or 2003, nor has any been calculated for the interim financials dated February 29, 2004, as the benefit provided by the Company's net operating losses have been offset by increase in the deferred tax asset valuation allowance.

NOTE 7. INTANGIBLE ASSETS

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

NOTE 8. COMMON STOCK AND PAID IN CAPITAL

During the quarter ended February 29, 2004 the Company received deposits totaling $50,000 from various stockholders of the Company for which 5,000,000 shares of common stock will be issued in March 2004.

Also during the quarter ended February 29, 2004 the Company entered into various consulting agreements with individuals to provide future consulting services for which 30,450,000 shares will be issued in March 2004.

As discussed in Note 10, the Company entered into an agreement in March 2004 under which it will issue 60,000,000 shares of common stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately $6,192 at February 29th 2004. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account.

The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 10. SUBSEQUENT EVENTS

In March 2004 the Company entered into an agreement with various shareholders of Miss Beverly Hills, Inc. to acquire approximately 30% ownership in exchange for 60,000,000 shares of Essx Sport Corp. common stock. At the date of this filing a value has not been established for the Company's interest in Miss Beverly Hills, Inc.

This acquisition demonstrates the Company's intended change in business plan and direction. While the Company has in the past focused on its core business of sporting gear and equipment, it intends to focus in the future on building the Company through investments in companies in a variety of industries.

On April 9, 2004, the Company amended its articles of incorporation to change the Company's name to "Giant Jr. Investments Corp."

The Company inends to continue its operations in the sporting goods business and plans to move these operations into a wholly owned subsidiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

The Company has operations engaged in the national distribution of sports equipment to the public and private high schools, colleges and Universities as well as wholesale distributors and dealers. The market for sporting goods merchandise is estimated at annual expenditures of some $25 billion for team sports equipment in the Institutional school arenas (US Census). The management of the Company has extensive experience in this business having previously worked for and also founded successful companies in the sports equipment industry for the past 30 years. The Company's focus is in the foam fabrication and vinyl encasements products used in track and field due to the most recent increase in demand for these items.

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

SIX-MONTHS ENDED FEBRUARY 29, 2004,
COMPARED TO SIX-MONTHS ENDED FEBRUARY 28, 2003

NET SALES

Net sales for the six-months ended February 29, 2004, decreased by approximately $303,579 or 53%, compared to the same period in 2003.

The company attributes this reduction in revenues to last year's rule change surge and the saturation of the market that should balance to normal next year. This year will be a settling of that market before it picks up to normal again next season.

GROSS MARGIN

Gross margin for the six-months ended February 29, 2004, decreased by approximately $110,125, or 74%, compared to the same period in 2003.

This decrease is primarily due to the resettling of last years inventories and the company experienced an increase in petroleum product cost where contingencies were built in but did reduce the gross margin percentage over last quarter's numbers as expected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six-months ended February 29, 2004, decreased by approximately $12,443, or 8%, compared to the same period in 2003.

This decrease is predominantly due to the increase in changes in the business plan and shifting of operations to fulfill the new direction of Business investments.

LIQUIDITY

Cash and cash equivalents totaled approximately $7,951 at February 29, 2004 compared to approximately $10,837 at August 31, 2003.

Proceeds from financing activities for the six-months ended February 29, 2004 were $19,512 as compared to ($7,946) for the same period in 2003.

Current assets totaled approximately $178,777 at February 29, 2004, providing the Company with a current ratio of 0.61 when divided by its current liabilities of approximately $293,678.

The Company plans to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. The Company may require additional capital to fund future operating requirements, as well as to fund any new business venture. The Company has been exploring various alternatives to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

BACKLOG

Last year at this time of the year we had only a $450,000 Backlog. This quarter with the saturation of last year's sales the backlog is down to $100,000 and our focus has turned to investments and the building of our assets.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On January 29, 2004, the Company issued 2,441,043 shares of common stock for services rendered to the Company. On that same date, 511,000 shares of common stock were issued to liquidate liabilities of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        31 Chief Executive Officer and Chief Financial Officer Section 302 Certification

        32 Chief Executive Officer and Chief Financial Officer Section 906 Certification

(b)     Reports on Form 8-K None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 5,2004               ESSXSPORT CORP.

                                   By: /s/ Bruce Caldwell
                                       --------------------------
                                       Bruce Caldwell, President