Form 10QSB
period 2004-05-31
Giant Jr. Investments Corp.
filed 2004-07-21
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 2004

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-32923

                           GIANT JR. INVESTMENTS CORP.
                 (Name of Small Business Issuer in its Charter)


            NEVADA                                             33-0198542
-------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation of organization)                         Identification Number)

                        2575 MCCABE WAY, IRVINE, CA 92614
                        ---------------------------------
                      Address of principal executive office

                                 (949) 486-1711
                                 --------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of May 31, 2004, 139,450,000 shares of Common Stock were outstanding.

                           GIANT JR. INVESTMENTS CORP.
                          PART I: FINANCIAL INFORMATION


INDEX                                                                       PAGE

PART I: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2004 (unaudited) and August 31, 2003

Condensed Consolidated Statements of Operations (Unaudited)
For the Quarters and Year-to-Date Periods Ended May 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Year-to-Date Periods Ended May 31, 2004 and 2003

ITEM 2 - Management's Discussion and Analysis of Financial Condition

ITEM 3 - Controls and Procedures


PART II:  OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Securities Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

                          PART I: FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           GIANT JR. INVESTMENTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF MAY 31, 2004

                                                                     5/31/2004
                                                                     Unaudited
                                                                     ---------
CURRENT ASSETS:
Cash & cash equivalents                                            $        117
Accounts receivable                                                      46,666
Inventory                                                               146,031
                                                                   ------------
                                                                        192,814

PROPERTY AND EQUIPMENT, NET                                        $     45,131

INTANGIBLE ASSETS, NET                                             $      2,400

DEPOSITS                                                                  1,045
                                                                   ------------
                                                                   $    241,390
                                                                   ============

CURRENT LIABILITIES:
Accounts payable & accrued expenses                                $    127,308
Due to factor                                                             2,834
Note payable - officer                                                  137,153
Note payable - shareholder                                               70,000
Note payable                                                              1,605
                                                                   ------------
                                                                        338,901

STOCKHOLDERS' DEFICIT
Common stock, .001 par value; authorized shares
300,000,000 issued and outstanding shares 139,450,000              $    139,450
Additional paid in capital                                            5,041,784
Prepaid consulting expenses                                            (412,322)
Accumulated deficit                                                  (4,866,423)
                                                                   ------------
                                                                        (97,511)
                                                                   ------------
                                                                   $    241,390
                                                                   ============

The notes to financial statements are an integral part of these statements.

                           GIANT JR. INVESTMENTS CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                       MONTHS ENDED MAY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                   FOR THE THREE MONTH PERIODS
                                                          ENDED MAY 31,
                                                     2004              2003
                                                 -------------     -------------

NET REVENUES                                     $     147,031     $     474,743

COST OF REVENUE                                        145,018           208,634
                                                 -------------     -------------

GROSS PROFIT                                     $       2,012     $     266,109

OPERATING EXPENSES
General and administrative                       $      80,868     $     218,767
Loss on equity investment                            1,920,000                --
Consulting expenses                                  2,047,660                --
                                                 -------------     -------------
Total operating expenses                             4,048,527           218,767
                                                 -------------     -------------

Income (loss) from operations                    $  (4,046,515)    $      47,342

Non-Operating Expense (Income):
Interest expense                                 $       5,936     $          --
                                                 -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX                  $  (4,052,451)    $      47,342


Provision for income tax                                   800                --
                                                 -------------     -------------

NET INCOME (LOSS)                                $  (4,053,251)    $      47,342
                                                 =============     =============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE    $      (0.030)    $       0.001
                                                 =============     =============

Basic and diluted weighted average
shares outstanding                                 133,378,261        41,047,957
                                                 =============     =============

The notes to financial statements are an integral part of these statements.

                           GIANT JR. INVESTMENTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                     FOR THE NINE MONTH PERIODS
                                                           ENDED MAY 31,
                                                       2004             2003
                                                   ------------     ------------

NET REVENUES                                       $    418,970     $  1,050,261

COST OF REVENUE                                         379,071          417,267
                                                   ------------     ------------

GROSS PROFIT                                       $     39,898     $    632,994

OPERATING EXPENSES
General and administrative                         $    171,437     $    594,706
Loss on equity investment                             1,920,000               --
Consulting expenses                                   2,095,014               --
                                                   ------------     ------------
Total operating expenses                              4,186,450          594,706

Income (loss) from operations                      $ (4,146,552)    $     38,288

Non-Operating Expense (Income):
Interest expense                                   $     13,734     $         --
                                                   ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX                    $ (4,160,286)    $     38,288

Provision for income tax                           $        800     $         --

                                                   ------------     ------------
NET INCOME (LOSS)                                  $ (4,161,086)    $     38,288
                                                   ============     ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $     (0.057)    $      0.001
                                                   ============     ============

Basic and diluted weighted average
shares outstanding                                   72,383,363       39,614,624
                                                   ============     ============

The notes to financial statements are an integral part of these statements.

                           GIANT JR. INVESTMENTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         FOR THE NINE MONTH PERIODS
                                                                ENDED MAY 31,
                                                            2004             2003
                                                        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ (4,161,086)    $     38,288
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization                                 22,312           30,123
Loss on equity investment                                  1,920,000               --
Issuance of shares for consulting service
net of prepaid                                             2,042,178           17,750
(Increase) decrease in current assets:
Receivables                                                  (41,083)         (42,810)
Inventory                                                    (20,499)         (28,695)
Deposits                                                      12,981           (3,814)
Prepaid expense                                               41,981               --
Increase (decrease) in current liabilities:
Accounts payable and accrued expense                         (22,707)           6,280
                                                        ------------     ------------
Total Adjustments                                          3,955,163          (21,166)
                                                        ------------     ------------
Net cash provided by operating activities                   (205,923)          17,122
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment                     $         --     $     (3,460)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock issuances                      $     50,000     $         --
Repayments of notes payable                                  (12,672)          (2,814)
Repayments of long term debts                                     --           (8,961)
Proceeds from loan                                            70,000               --
Proceeds from note payable                                    87,875               --
                                                        ------------     ------------
Net cash provided by financing activities                    195,203          (11,775)
                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH
& CASH EQUIVALENTS                                      $    (10,720)    $      1,887

CASH & CASH EQUIVALENTS, BEGINNING
BALANCE                                                 $     10,837     $      8,872

CASH & CASH EQUIVALENTS, ENDING
BALANCE                                                 $        117     $     10,759
                                                        ============     ============

The notes to financial statements are an integral part of these statements.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Giant Jr. Investments Corp. was incorporated in Nevada in 1984 as Southern Development Company, Inc. (SDC). In December 1994 SDC merged with Integrated Communications Access Network, Inc. (ICAN). ICAN's main business activity centered on the interactive television and telecommunications industries. In March 1996, ICAN changed its name back to SDC. In September 1998, the Company, under new management, changed its name to EssxSport Corp. and changed its business focus to the sport equipment industry.

On April 9, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments, Corp."

On July 1, 2004, the Company elected to become a business development company
(BDC), regulated pursuant to Section 54 of the Investment Company Act of 1940. The company's core focus will be to invest in growth businesses mainly in the private sector and thinly traded public U.S companies as specified under the guidelines of Section 55 (a) of Investment Company Act of 1940. The Company will make available significant managerial assistance to its portfolio companies in the areas of strategic planning & corporate development, investor awareness, corporate finance and M&A.

The Company's major operation is the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produces and manufactures it own brand products and private labeled products for others in the Sports Industry. The Company also contracts with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows.

On March 1, 2004 the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 60,000,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting (note
10).

The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. The Company's Chief Executive Officer is also an officer of MBH. As of the current date no nominees have been suggested by the MBH Shareholders.

MBH is a licensing vehicle currently focused in establishing a successful private labeling, media and entertainment, model agency, and other ventures capable of promoting its brand. MBH is intent on leveraging the well-known "Miss Beverly Hills" brand name across a broad range of business opportunities. MBH also operates a modeling agency.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10QSB. Accordingly, they may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The audited consolidated financial statements for the year ended August 31, 2003 were filed on December 15, 2003 with the Securities and Exchange Commission and are hereby referenced. Operating results for the nine-month period ended May 31, 2004 are not necessarily indicative of results that may be expected for the year ending August 31, 2004.

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

INVESTMENTS

The equity method of accounting is used for all investments in associated companies in which the company's interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce the receivables from the associated companies.

ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

          Accounts payable                                $    101,059
          Accrued payroll                                       10,055
          Accrued expenses - other                              16,194
                                                          ------------
                                                          $    127,308
                                                          ============

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Giant Jr. Investments Corp. and its wholly owned subsidiary, eonlinesports.com. Giant Jr. Investments Corp. is the sole shareholder of eonlinesports.com. All inter-company transactions have been eliminated.

NOTE 3 - RECENT PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 4 - INVENTORY

The major components of inventories are as follows on May 31, 2004:

          Finished goods                                  $     34,340
          Work-in-process                                       26,247
          Raw materials                                         85,444
                                                          ------------
                                                          $    146,031
                                                          ============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment comprised of the following at May 31, 2004:

          Furniture and fixtures                          $      3,640
          Machinery and equipment                              180,547
          Accumulated depreciation                            (139,056)
                                                          ------------
                                                          $     45,131
                                                          ============

NOTE 6 - INTANGIBLE ASSETS

Intangible assets comprised of the following at May 31, 2004:

          Non-compete Agreement                           $     10,000
          Patterns                                              12,000
          Accumulated Amortization                             (19,600)
                                                          ------------
                                                          $      2,400
                                                          ============

The non-compete agreement is being amortized on the straight-line basis over the expected non-compete period of four years.

The patterns are being amortized on the straight-line basis over the expected life of five years. The intangible assets will be fully amortized by May 31, 2005.

NOTE 7 - DUE TO FACTOR

On December 8, 1999, the Company entered into a factoring and security agreement to sell certain accounts receivable to Mazon Associates Inc. The purchase price for each account sold is the face amount of the account less a discount of 3.25%. All accounts sold are with recourse on seller and are reflected as account receivable in the accompanying financial statements. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 20% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. As of May 31, 2004, the Company owed approximately $2,834 from the factored receivable of $3,699. In connection with the factoring agreement, the Company incurred fees of $3,387 during the three months ended May 31, 2004. As of May 31, 2003, the Company owed approximately $73,320 from the factored receivable of $95,705. In connection with the factoring agreement, the Company incurred fees of $13,281 during the three months ended May 31, 2003.

NOTE 8 - NOTES PAYABLE

Notes payable are current and comprised of the following at May 31, 2004:

     Note payable to shareholder due on demand, bearing an
     annual interest rate of 12%, unsecured, convertible in
     to shares of common stock                                      $     70,000

     Lease obligation                                                      1,605

     Note payable to an officer of the Company, due in monthly
     Installments of $18,944 including interest at an annual rate of 8%, with accrued unpaid interest added to the principal,
     secured by substantially all the assets of the Company              137,153
                                                                    ------------
                                                                    $    208,758
                                                                    ============

Interest on these notes for the nine month period ended May 31, 2004 and May 31, 2003 was $5,394 and $0 respectively.

The Company has entered into a capital lease for certain production equipment. Obligations under capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an imputed interest rate of 25%. Balance at May 31, 2004 is $1,605. This amount is included in Note Payable as a Current Liability on the financials. The company recorded $542 as interest on the capital lease for the period ending
May 31, 2004.

NOTE 9 - COMMON STOCK AND PAID IN CAPITAL

During the previous quarter the Company received deposits totaling $50,000 from various stockholders of the Company for which 5,000,000 shares of common stock were issued in the nine month period ended March 2004.

Also during the three month period ended May 31, 2004, the Company entered into various consulting agreements with individuals to provide consulting services for which 30,450,000 shares were issued valued at $2,454,500, including $412,322 for prepaid consulting services to be provided in the subsequent periods.

The Company entered into an agreement in March 2004 under which it issued 60,000,000 restricted shares of common stock to acquire 4,800,000 shares representing 30% ownership of Miss Beverly Hills Inc. This investment has been valued at $1,920,000 based on the market value of shares on the date of issuance.

NOTE 10 - INVESTMENT - EQUITY METHOD

In March 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH, a private entity, for 60,000,000 shares of Company's common stock valued at $1,920,000. The equity method of accounting was adopted for this investment. MBH does not have significant operations and has no significant assets. The Company has no obligation to fund future operating losses. The Company has recorded equity loss of $1,920,000, equal to the investment amount in MBH, in the accompanying financial statements.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the nine-month periods ended May 31, 2004 and 2003. The Company paid $8,340 and $0 interest during the nine-month periods ended May 31, 2004 and 2003, respectively.

NOTE 12 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income per share for the three-month period ended March 31, 2004 and 2003 were determined by dividing net profit for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately $3,699 at May 31, 2004. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account.

The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 14 - MAJOR CUSTOMERS AND VENDORS

As of May 31, 2004, there was one customer who accounted for approximately 22% of sales. The remaining sales have been made to large number of customers. Total receivable from the major customer amounted to approximately $10,620 at May 31, 2004. There was no major customer for the nine month period ending May 31, 2003.

NOTE 15 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $97,511 on May 31, 2004. The Company has incurred a net loss of $4,161,086 for the nine month period ended May 31, 2004. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended May 31, 2004, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 16 - SUBSEQUENT EVENTS

The Company intends to continue its operations in the sporting goods business. The operations ceased in the California facility and were moved to Texas as on June 1st 2004.

As of June 30, 2004, the Company filed form N-54A with Securities Exchange Commission to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

1. ESSXSPORT INC. (FORMERLY ESSXSPORT CORP., 100%)

The Company has operations engaged in the national distribution of sports equipment, principally for track and field, to the public and private high schools, colleges and universities as well as wholesale distributors and dealers. The market for sporting goods merchandise is estimated at annual expenditures of some $25 billion for team sports equipment in the Institutional school arenas (US Census). The management of the Company has extensive experience in this business having previously worked for and also founded successful companies in the sports equipment industry for the past 30 years. The Company's focus is in the foam fabrication and vinyl encasements products used in track and field due to the most recent increase in demand for these items.

Since the Company commenced its first marketing program in September of 1998, it continued to add new customers and promote new products each year. The Company believes that its increased revenues from fiscal year 2001 to 2003 are the results of brand awareness and increased product mix. The Company's sales and earnings are seasonal in nature. Historically, the Company has reported lower sales and earnings in the first and second fiscal quarters because many of the Company's primary customers buy after summer vacations and the opening of the new school year.

Management believes the current decline in revenues is attributed to last year's high school rule to upgrade and improve the safety of the pit (landing systems for pole vault), which resulted in increased of new purchases for period ending 2003. Consequently, demand for new orders for fiscal year 2004 decreased considerably. Management estimates that demand should return to normal in next eight to twelve months.

The Company's fiscal year ends on August 31st.

2. MISS BEVERLY HILLS INC. (30%)

Miss Beverly Hills Inc. (MBH) is a licensing vehicle currently focused in establishing a successful private labeling, media & entertainment, model agency, and other ventures capable of promoting its brand. The Company is intent on leveraging the well-known "Miss Beverly Hills" brand name across a broad range of business opportunities. MBH wants to position as a leading household brand name related to different products and services, which are synonymous to style, elegance, sophistication and prestige.

MBH has added entertainment, nutrition, and media experts at senior management level. The company has already set in place a team of experts, a facility, and the resources to establish a chain of successful modeling agencies, modeling management companies, and various other entertainment and media projects, which should ultimately serve as a promotional platform for the Miss Beverly Hills Inc. brand.

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. For period ending May 31, 2004, market quotation for MBH securities is not available to assess the fair market value of our investment. From March, 2004 to May 31, 2004, MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment as determined in good faith, consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

NINE-MONTHS ENDED MAY 31, 2004,
COMPARED TO NINE-MONTHS ENDED MAY 31, 2003

NET SALES

Net sales for the nine-months ended May 31, 2004, was $418,970 compared to $1,050,261 compared to the same period in 2003, which is a decrease of approximately $631,291 or 60.1%.

The Company attributes this reduction in revenues to last year's high school rule to upgrade and improve the safety of the pit (landing systems for pole vault), which resulted in increased of new purchases for period ending 2003. This resulted in the saturation of the market for year 2004. Management estimates that this year will be a transition period for the pole vault and landing system market segment before the demand picks up to normal again next season.

GROSS MARGIN

Gross margin for the nine-months ended May 31, 2004, was 9.5% compared to 60.3%, compared to the same period in 2003, which is a decrease of approximately $593,096.

This decrease is primarily due to the resettling of last year inventories and the Company experienced an increase in raw material costs mainly for various plastics and foams, which are petroleum by-products. Although contingencies were built into the system, however, gross margins were negatively impacted as there was increase in price of primary chemicals used in the manufacture of polyurethane foam and other plastic products, which was passed on to end users.

OPERATING EXPENSES

Operating expenses for the nine-months ended May 31, 2004, was $4,186,450 compared to $594,706 for the same period in 2003, which is an increase of $3,591,744. Increase in overall operating expenses is primarily attributed to loss of $1,920,000 for equity investment of Miss Beverly Hills. The Company also issued non-cash compensation of $2,095,014 worth of its common stock to consultants. The Company also intends to have some non-recurring expenses related to shifting of operations from Sun Valley, California to Texas to reduce overhead going forward and other expenditures associated with new strategic initiative the Company has taken under to increase its asset base and diversification.

The "loss on equity investment" was due to the inability of MBH to timely prepare financial statements and/or an appraisal acceptable to our accountants. Although the accounting rules require this presentation of our investment, management believes that the MBH investment was not only prudent but will only increase in value. MBH is currently raising funds through a private placement at $1.25 per share. The Company currently owns 4,800,000 shares of MBH. Besides continuing to market its brand name "Miss Beverly Hills", MBH intends to become a publicly traded company by the end of 2004. There, of course, is no assurance that the MBH common stock will actually trade or if there will ever be an active market in such shares.

LIQUIDITY

Cash and cash equivalents totaled approximately $117 at May 31, 2004 compared to approximately $10,759 at May 31, 2003.

Current assets totaled approximately $192,814 at May 31, 2004, providing the Company with a current ratio of .6:1 when divided by its current liabilities of approximately $338,901.

The Company plans to expand and diversify its asset base by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing. The Company may require additional capital to fund future operating requirements, as well as to fund any new business venture. The Company has been exploring various alternatives to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

BACKLOG

Management believes that due to the surge in the sporting goods business last year, particularly in the pole vault and landing system area, industry has faced a decrease in demand that should resolve and reset itself in the next season. Current backlogs are lower than normal.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 25, 2004 we filed our definitive Section 14 (c) Information Statement with the SEC and sent a copy to all shareholders of record as of April 22, 2004. In the Information Statement, we informed our shareholders that the Company's Board of Directors, and shareholders who collectively own 72,415,392 shares or approximately 51.4% of the Company's Common Stock, approved an Amendment to our Articles of Incorporation changing our name to "Giant Jr. Investments, Corp." The new name became effective on May 21, 2004.

ITEM 5. OTHER INFORMATION

On June 30, 2004, the Company filed form N-54A with Securities Exchange Commission to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

On March 9, 2004, we filed a Form 8-K regarding the purchase of 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH") from approximately thirteen shareholders, representing 30% of the issued and outstanding common stock of MBH.

On June 30, 2004 we filed a Form 8-K relating to a change in our certifying accountants. Listed below are the exhibits, which are filed as part of this report pursuant to rule 13 or 15 (D) of the Securities Exchange Act of 1934:

(b)  Exhibits

Exhibit Number    Description
--------------    -------------
31.1              Section 302 Certification

32.1              Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 19, 2004                   GIANT JR. INVESTMENTS CORP.

                                        By: /s/ Imran Firoz
                                        --------------------------
                                        Imran Firoz, Chief Executive Officer
                                        and Chief Financial Officer