Form 10KSB
period 2004-08-31
Giant Jr. Investments Corp.
filed 2004-12-15
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                    0-32923
                                    -------
                             Commission File Number

                          GIANT JR. INVESTMENTS CORP.
                          ---------------------------
                 (Name of Small Business Issuer in its charter)


             Nevada                                             33-0198542
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                   2575 McCabe Way, Irvine, California 92614
                   -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (949) 486-1711
                   -----------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $481,126

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 2004 (based upon the average of the bid and asked prices of these shares on the Over-the-Counter:BB) was $661,129.

The number of shares of the registrant's Common Stock outstanding as of December 10, 2004 was 1,394,500.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART 1

Item 1.    Business

GENERAL

On June 30, 2004, Giant Jr. Investments Corp. ("Giant Jr." or "Company") filed with the Securities and Exchange Commission ("SEC") to become a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). A BDC's principal business is to provide capital and management expertise to companies that need financing. The Company may also invest in other securities; however, such investments may not exceed 30% of the company's total asset value at the time of such investment.

Giant Jr. has only been a BDC for a few months and is currently in the development stages. Giant Jr. intends to provide equity and long-term debt financing to small and medium-size private companies in different industries throughout the United States. The Company may also invest in small public companies that lack access to capital through conventional financing facilities. The Company's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Company's investment activity is limited by its working capital.. There is no assurance that the Company's objective will be achieved.


CORPORATE HISTORY

The Company was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC, and in September 1998, the Company changed its name to ESSXsport Corp. At that time, the Company had no assets and no liabilities. From September 1998 until August 31, 2004 the Company was primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities.

On August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former president and director. The assets transferred were valued at approximately $110,000, and the Company recorded a net gain on the sale of $20,961.

On June 30, 2004, the Company elected to become a Business Development Company; and shortly thereafter, upon the approval of the shareholders, the Company changed its name to Giant Jr. Investments, Inc.

INVESTMENT POLICIES

The Company's investment decisions are made by its Management in accordance with policies approved by its Board of Directors. The Company is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Company relies solely upon its Management, particularly its Officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

Consistent with its objective of long-term capital appreciation, the Company intends to consult with its clients with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Company's Management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, the Company also may invest in more mature privately and publicly-owned companies, some of which may be experiencing financial difficulties, but which, the Company believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

Should its working capital position allow it to do so, the Company plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Company's priorities for the future will be to attempt to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow and intermediate term value through the acquisition of securities or assets of more established companies, and (3) make new higher risk investments in new and developing companies.

The Company has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. To date, the Company has made investments only in new and developing companies, the securities of which had no established public market. These companies initially were unable to obtain significant capital on reasonable terms from conventional sources. The Company endeavors to assist its clients and their management teams in devising realistic business strategies and obtaining necessary financing.

The Company believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. The Company intends to focus on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth. The Company also assists in arranging financing, and may in the future provide limited financing of such cleints in order to assist management of its clients to achieve their goals with limited supervision from the Company.

The Company has never paid cash dividends nor does it have any present intent to do so. The Company's future dividend policy is to make limited in kind distributions to its stockholders of its larger investment positions if and when its Board of Directors deems such distributions appropriate. The Company, to date, has not made any distributions of its investment portfolio, nor does it have any immediate plans to do so.


RISK FACTORS AND OTHER CONSIDERATIONS

Business development is by nature a high-risk activity that often results in substantial losses. The companies, in which the Company invests and will invest, especially in the early stages of an investment but to some extent with established investees, often lack effective management, face operating problems and have incurred substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of their management, be managed ineffectively and yet have the potential for substantial growth or for reorganization into separate independent companies.

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules as exhibits to this Annual Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to June 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management's ability to manage the Company under these frameworks. In addition, the Company's management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company's board of directors' determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company's board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

One half of the Company's current portfolio consists of an investment in a private company. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition, some smaller businesses have narrower product lines and market shares that their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company's investment in such business.

If the Industry Sectors in which the Company's Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

Currently, the Company's customer base is very small, only two companies. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company's customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

Each one of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment if we should provide debt financing.

Economic downturns or recessions may impair the Company's customers' ability to repay any proposed loans, harm our operating result.

The companies in which the Company has made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

The Company's business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior leading environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company's investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company intends to expand its operations and strategic relationships at a fairly rapid pace. The Company's proposed growth may place significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. If the Company is unable to manage its growth, operations could be adversely affected and our financial results could be adversely affected.

The Company Operates in a Competitive Market for Investment Opportunities

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Almost all of its competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. As a result of this competition, the Company may be precluded from making otherwise attractive investments.

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond are control and may not be directly related to our operating performance. These factors include the following:

      o Price and volume fluctuations in the overall stock market from time to time;

      o Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

      o Changes in the regulatory policies or tax guidance with respect to business development companies;

      o Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

The Company's Business Depends on Key Personnel

The Company depends on the continued service of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in the Company's operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on its Operations

The Company is regulated by the Securities and Exchange Commission. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conduct business, the Company may incur significant expenses in order to comply or might restrict operations.

As a business development company, the Company is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, the Company's investment policies are defined and subject to certain limitations. See "Regulation-Business Development Companies."
 Furthermore, under Section 58 of that Act, the Company may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2004, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.


INVESTMENTS

The Company has investments in two companies as of August 31, 2004:

         1. Miss Beverly Hills, Inc. ("MBH"). MBH is a privately owned company based in Beverly Hills, California. MBH is a licensing vehicle currently focused on establishing a private labeling for media and entertainment, model agency and other ventures capable of promoting its copyrighted and trademarked brand name "Miss Beverly Hills". The Company own approximately 30% of MBH.

         2. PCS Edventures!.com ("PCS"). PCS is engaged in the business of developing and marketing educational related technologies and programs directed to the kindergarten through 12th grade after-school market. The company owns approximately 3% of PCS.

                  Although PCS is a small public company, the Company intends to provide capital in the form of equity and long-term debt primarily to private companies. In certain situations the Company may take a controlling equity position in a Company. The Company's private financing is generally used to fund growth, buyouts, acquisitions and bridge financing.

The Company intends to fund new investments using cash through the issuance in public and private offerings of its common stock or debt instruments. The Company may also have the opportunity, as it did with MBH, to acquire an equity interest in a company with Giant Jr. common stock. The issuance of its securities as consideration may provide the Company with the benefit of raising equity without having to access the public or private markets, including the added benefit of the elimination of any underwriting of placement agent commissions.


VALUATION-POLICY GUIDELINES

The Company's Board of Directors is responsible for the valuation of the Company's assets in accordance with its approved guidelines. The Company's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Company uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. Certain members of the Company's Board of Directors may hold minor positions in some of the Company's investee companies and certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.

Valuations assume that, in the ordinary course of its business, the Company will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Company to sell block positions or control of companies, either by itself or in conjunction with other investors. In fact, in certain circumstances, the Company may have to sell the securities it owns of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

The Company may use four basic methods of valuation for its investments and there are variations within each of these methods. The Company's Board of Directors, in its sole discretion, has determined that the Company's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in the Company's method of valuing the investee's securities. The Company's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at a total value. The Company believes that a mixture of valuation methods is often essential to represent a fair value of the Company's investment position in any particular investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Company may modify the valuation methods mentioned below based on the Board of Directors best judgment at any particular time.

The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method.

The Appraisal Method may be used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing private company to similar public companies. Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt. An appraisal method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

The Private Market Method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

The public market method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Company examines the trading volumes, the number of stockholders and the number of market makers. Under the public market method, as well as under the other valuation methods, the Company may discount investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, Common Stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock.


REGULATION - BUSINESS DEVELOPMENT COMPANIES

The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act of 1940, as amended, that are applicable to a company, such as the Company, which elects to be treated as a "business development company." The Company elected to be treated as a business development company on June 30, 2004. The Company may not withdraw its election without first obtaining the approval of a majority of its issued and outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act of 1940, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.

The Investment Company Act of 1940, as amended, prohibits or restricts the Company from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Company may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Company acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Company's initial acquisition of their securities but are no longer eligible, provided that the Company has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Company believes as of August 31, 2004, that more than 90% of its assets would be considered qualifying assets.

The Company is permitted by the Investment Company Act of 1940, as amended, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock, if its asset coverage, as defined in the Investment Company Act of 1940, as amended, is at least 200% after the issuance of the debt or the preferred stock. The Company currently has no policy regarding issuing of multiple classes of senior debt or a class of preferred stock.

The Company may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to such persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Company's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the Directors who have no financial interest in the transaction. The issuance of options, warrants or rights to Directors who are not also Officers requires the prior approval of the SEC.

As defined in the Investment Company Act of 1940, as amended, the term "majority of the Company's issued and outstanding voting securities" means the vote of (a) 67% or more of the Company's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of the Company's issued and outstanding common stock, whichever is less.

The Company may sell its securities at a price that is below the prevailing net asset value per share, only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction. In addition, the Company may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Company's Board of Directors must not be "interested persons" of the Company, as that term is defined in the Investment Company Act of 1940, as amended. Generally, "interested persons" of the Company include all affiliated persons of the Company and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Company, any person who has acted as legal counsel to the Company within the last two fiscal years, or any broker or dealer, or affiliate or a broker or dealer.

Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act of 1940, as amended, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Company's independent Directors and a majority of the Directors having no financial interest in the transactions. The effect of this Amendment is that the Company may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of the Company, including its Directors, Officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Company's issued and outstanding Common Stock, (b) any Director, Executive Officer or General Partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Company or any company controlled by the Company. In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Company's Board of Directors are not interested persons as defined in the Act of 1940, as amended. The Investment Company Act generally does not restrict transactions between the Company and its investee companies.

Finally, notwithstanding restrictions imposed under Federal Securities Laws, it is anticipated that the Company will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Company's ability to distribute, sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for such securities. Economic conditions may also make the price and terms of a sale or transfer transactions unattractive.


OTHER SECURITIES LAW CONSIDERATIONS

In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws that affect the Company's operations. For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of the Company to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which the Company acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act of 1933, as amended. Thus, the Company will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Company is able to rely on an available exemption from such registration requirements. In most cases the Company will endeavor to obtain from its investee companies "registration rights," pursuant to which the Company will be able to demand that an investee company register the securities owned by the Company at the expense of the investee company. Even if the investee company bears this expense, however, the registration of any securities owned by the Company is likely to be a time-consuming process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times the Company will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to the Company is section 4(1) of the Securities Act of 1933, as amended, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act of 1933, as amended, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to any resale of restricted securities.

The Company may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, the Company expects that it will need to file, or cause the issuers of such distributed securities, to file, a registration statement or, in the alternative, an information statement, which when declared effective by the SEC, will permit the distribution of such securities and also permit distributee stockholders of the Company to sell such distributed securities.


FEDERAL INCOME TAX MATTERS

For federal and state income tax purposes, the Company is taxed at regular corporate rates on ordinary income and realized gain. It is not entitled to the special tax treatment available to more regulated investment companies, although the Company plans to conduct its affairs, if possible, to minimize or eliminate federal and state income taxes. Distributions of cash or property by the Company to its stockholders will be taxable as ordinary income only to the extent that the Company has current or accumulated earnings and profits.

The "alternative tax" rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act"). A corporation generally may offset capital loss only against capital gain. Generally, if the Company realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.


FUTURE DISTRIBUTIONS

The Company does not currently intend to pay cash dividends. The Company's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

An in-kind distribution will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Company's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Company may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Company's assets. It is possible that the Company may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Company has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made and the Company is not considering doing so, but the Company may consider doing so in the future.


MANAGERIAL ASSISTANCE

The Company believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act of 1940, as amended, with respect to a business development company such as the Company means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Company is required by the Investment Company Act of 1940, as amended, to make significant managerial assistance available at least with respect to investee companies that the Company treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Company varies depending upon the particular requirements of each investee company.

The Company may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Company may assist clients in developing and utilizing accounting procedures to record efficiently and accurately, transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Company may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. Where possible, the Company may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Company may also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, the Company may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Company's role will become progressively less active. However, when the Company owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Company remains active in, and will frequently be involved in, the planning of major transactions by the investee. The Company's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

COMPETITION

The Company is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than is the Company and have significantly larger net worth, financial and personnel resources than does Company. In addition, the Company competes with companies and individuals engaged in the business of providing management consulting services.

EMPLOYEES

As of August 31, 2004 the Company had 1 employee.

Item 2.    Properties

As of August 31, 2004, Registrant did not and currently does not own or lease any real property. The Registrant occupies office space on a month-to-month basis for no cost from a company controlled by a principal shareholder of the Registrant. The Registrant has agreed to enter into a month-to-month lease at $1000.00 per month commencing January 1, 2005 with non-affiliated third party.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, and to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                    PART II
                                    -------

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters

The Company's common stock, par value, $.001 per share ("Common Stock") is traded on the Over the Counter NASDAQ Electronic Bulletin Board ("OTC") under the symbol "JGRC.OB" The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

     2002                              High Bid                  Low Bid
     ----                              --------                  -------

First Quarter                          $ .25                     $ .05
Second Quarter                         $ .18                     $ .05
Third Quarter                          $ .07                     $ .01
Fourth Quarter                         $ .04                     $ .01

     2003                              High Bid                  Low Bid
     ----                              --------                  -------

First Quarter                          $ .04                     $ .01
Second Quarter                         $ .25                     $ .01
Third Quarter                          $ .06                     $ .01
Fourth Quarter                         $ .06                     $ .02

     2004                              High Bid                  Low Bid
     ----                              --------                  -------

First Quarter                          $ .10                     $ .015
Second Quarter                         $ .10                     $ .04
Third Quarter                          $ .08                     $ .02
Fourth Quarter                         $ .006                    $ .007

On December 10, 2004 the "bid" price for the Registrant's common stock on the OTC Bulletin Board was $0.79 per share. On December 10, 2004, there were approximately 469 stockholders of record of the Registrant's common stock.

On December 2, 2004, the Registrant's stockholders approved an amendment to the Registrant's Articles of Incorporation that reverse-split the Registrant's issued and outstanding common stock 100 to 1.

The total aggregate number of shares of all classes of capital stock, which the Registrant has authority to issue is 305,000,000 of which 300,000,000 are shares of common stock, $.001 par value and 5,000,000 are shares of preferred stock, $.001 par value. On December 10, 2004 there were 1,394,500 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.


DIVIDENDS

Holders of the Registrant's common stock are entitled to dividends when, as and if declared by the board of directors out of funds legally available therefore. The Registrant has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings, if any, for the operation and expansion of the Registrant's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the Registrant's financial condition and such other factors that the Registrant's board of directors may consider.

The Registrant's issued preferred stock are not entitled to dividends.


RECENT SALES OF UNREGISTERED SECURITIES

In February 2003, the Registrant issued 2,952,043 shares of its common stock to 16 individuals. Five were officers and directors and seven were professionals and consultants. These shares were issued for services rendered to the Registrant. Two venders were issued 350,000 shares for monies owed and 300,000 shares were issued in accordance with two endorsement agreements. The shares were valued at approximately $.076 each, which was the fair market value on the date of issue.

In March 2004, the Registrant issued 60,000,000 shares of its common stock for the purchase of 4,800,000 shares of Miss Beverly Hills, Inc. ("MBH") common stock, representing approximately 30% of the issued and outstanding MBH common stock.

In May 2004 the Registrant entered into various consulting agreements with individuals to provide consulting services for which 30,450,000 shares were issued. The shares were valued at approximately $.076 each, which was the fair market value on the date of issue.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Registrant's SEC filings and to discuss with the officers and directors of the Registrant the business and financial activities of the Registrant. The investors all acquired their shares for investment and not with a view toward distribution. Other than shares issued pursuant to a Form S-8 registration statement, all Certificates have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing the Registrant issued the shares in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Registration D, thereunder.

Item 6.    Management's Discussion and Analysis or Plan of Operations.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward Looking Statements

This Form 10-KSB including the Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:


      o The state of securities markets in which the securities of the Company's portfolio company trade or could be traded. Liquidity within the national financial markets.

      o Economic downturns or recessions may impair the Company's customers' ability to repay our loans and increase our non-performing assets.

      o A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

      o The risks associated with the possible disruption in the Company's operations due to terrorism and,

      o The risks and uncertainties described under the caption "Risk Factors and Other Considerations" contained in Part I, Item I, which is incorporated herein by reference.


Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report.

Item 7.    Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not applicable.


                                    PART III
                                    --------

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the Exchange Act.

The information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement, to be filed within 120 days, for its Annual Meeting of Stockholders (the"2005 Proxy Statement"), is incorporated herein by reference.

Item 10.    Executive Compensation.

The information set forth under the caption "Executive Compensation" in the 2005 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 11. Security ownership of certain beneficial owners and management and related stockholder matters.

The information set forth under the caption "Executive Compensation" in the 2005 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 12.    Certain relationships and related transactions.

The information set forth under the caption "Executive Compensation" in the 2005 Proxy Statement to be filed within 120 days is incorporated herein by reference.

Item 13.    Exhibits and reports on Form 8-k.

EXHIBITS:

31.1 - Certification of CEO/CFO

  32 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002, 18 U.S.C. Section 1350

FORM 8-K:

Form 8-K filed under date of September 7, 2004 with respect to Item 2, Item 5, and Item 8.

Form 8-K filed under date of June 18, 2004 with respect to Item 4.

Item 14.    Controls and procedures.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(B) CHANGES IN INTERNAL CONTROLS.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GIANT JR. INVESTMENTS CORP.


Dated:  December 15, 2004            GIANT JR. INVESTMENTS CORP.

                                     By: /s/ Javan Khazali
                                     --------------------------
                                     Javan Khazali, Chief Executive Officer
                                     and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Giant Jr. Investments Corp.

We have audited the accompanying consolidated balance sheet of Giant Jr. Investments Corp. (a Nevada corporation) and subsidiaries as of August 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giant Jr. Investments Corp. and subsidiaries as of August 31, 2004, and the results of its consolidated operations and its cash flows for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $255,500 as of August 31, 2004 and has incurred a net loss of $4,902,984 for the year ended August 31, 2004. These factors as discussed in Note 20 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California
December 1, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Giant Jr. Investments Corp.
Irvine, California

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Giant Jr. Investments Corp. (formerly EssxSport Corp.) for the year ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of the operations and cash flows of Giant Jr. Investments Corp. (formerly EssxSport Corp.) for the year ended August 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 21, 2003

4087

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004


                                              ASSETS

CURRENT ASSETS:
         Cash & cash equivalents                                       $       281
         Accounts receivable                                                19,080
         Marketable Securities                                              96,200
                                                                       -----------
                  Total current assets                                     115,561

DEPOSITS                                                                     1,045
                                                                       -----------
                                                                       $   116,606
                                                                       ===========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                           $   185,485
         Due to factor                                                       9,101
         Note payable                                                        7,500
         Note payable - shareholder                                         70,020
         Convertible debentures                                            100,000
                                                                       -----------
                  Total current liabilities                                372,106

STOCKHOLDERS' DEFICIT
         Common stock, .001 par value; authorized shares 300,000,000
         issued and outstanding  shares 1,394,500                          139,450
         Additional paid in capital                                      5,941,784
         Beneficial Conversion Feature                                    (743,213)
         Unrealized gain on marketable securities                           14,800
         Accumulated deficit                                            (5,608,321)
                                                                       -----------
                  Total stockholders' deficit                             (255,500)

                                                                       -----------
                                                                       $   116,606
                                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    GIANT JR. INVESTMENTS CORP.
                    (FORMERLY, ESSXSPORT CORP.)
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003


                                                                    2004           2003
                                                                -----------    -----------

NET REVENUES                                                    $         -    $         -

OPERATING EXPENSES
   General and administrative                                       379,039              -
   Loss on equity investment                                      1,920,000              -
   Consulting expenses                                            2,454,500              -
                                                                -----------    -----------
      Total operating expenses                                    4,753,539              -

                                                                -----------    -----------
Loss from operations                                             (4,753,539)             -

Non-Operating Expense (Income):
      Interest expense                                               16,480         12,766
      Gain on sale of stock                                          (1,140)             -
                                                                -----------    -----------
            Total non-operating expense (income)                     15,340         12,766
                                                                -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                (4,768,879)       (12,766)

Provision for income tax                                                800              -

                                                                -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                  (4,769,679)       (12,766)

DISCONTINUED OPERATIONS
      Loss from operations of discontinued operations              (154,266)       (16,072)
      Gain  on disposal of subsidiary                                20,961              -

                                                                -----------    -----------
LOSS ON DISPOSAL OF SUBSIDIARY, NET                                (133,305)       (16,072)

                                                                -----------    -----------
NET LOSS                                                         (4,902,984)       (28,838)

OTHER COMPREHENSIVE GAIN:
                 Unrealized gain on marketable securities            14,800              -

                                                                -----------    -----------
COMPREHENSIVE LOSS                                              $(4,888,184)   $   (28,838)
                                                                ===========    ===========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS     $     (5.34)   $     (0.03)
                                                                ===========    ===========

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATION    $     (0.15)   $     (0.04)
                                                                ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                            $     (5.49)   $     (0.07)
                                                                ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               892,416        399,884
                                                                ===========    ===========

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

* The basic and diluted net loss per share has been stated to retroactively effect 100:1 reverse split on December 1, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

                    GIANT JR. INVESTMENTS CORP.
                    (FORMERLY, ESSXSPORT CORP.)
               CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003


                                                 COMMON STOCK           ADDITIONAL PAID
                                           SHARES            AMOUNT       IN CAPITAL
                                           ----------------------------------------------
BALANCE AT AUGUST 31, 2002                     364,980  $     36,498 $       649,005

Issuance of common stock for services           45,500         4,550          18,200

Net Loss for the year ended August 31, 2003

                                           ----------------------------------------------
BALANCE AT AUGUST 31, 2003                     410,480        41,048         667,205

Issuance of common stock for services          327,520        32,752       2,463,729

Issuance of shares for payment of expenses       6,500           650           5,850

Issuance of shares for investment              600,000        60,000       1,860,000

Issuance of shares for cash                     50,000         5,000          45,000

Beneficial conversion feature                                                900,000

Unrealized gain on marketable securities

Net loss for the year ended August 31, 2004

                                           ----------------------------------------------
BALANCE AT AUGUST 31, 2004                   1,394,500  $    139,450  $    5,941,784
                                           ==============================================

                                               BENEFICIAL
                                               CONVERSION     UNREALIZED    ACCUMULATED   TOTAL EQUITY
                                                FEATURE          GAIN         DEFICIT       (DEFICIT)
                                           ------------------------------------------------------------
BALANCE AT AUGUST 31, 2002                    $             $              $   (676,499) $       9,004

Issuance of common stock for services                                                           22,750

Net Loss for the year ended August 31, 2003                                     (28,838)       (28,838)

                                           ------------------------------------------------------------
BALANCE AT AUGUST 31, 2003                                                     (705,337)         2,916

Issuance of common stock for services                                                        2,496,481
                                                                                                     -
Issuance of shares for payment of expenses                                                       6,500

Issuance of shares for investment                                                            1,920,000

Issuance of shares for cash                                                                     50,000

Beneficial conversion feature                   (743,213)                                      156,787

Unrealized gain on marketable securities                         14,800                         14,800

Net loss for the year ended August 31, 2004                                  (4,902,984)    (4,902,984)

                                           ------------------------------------------------------------
BALANCE AT AUGUST 31, 2004                    $ (743,213)   $    14,800    $ (5,608,321) $    (255,500)
                                           ============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003


                                                                                    2004           2003
                                                                                -------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (4,902,984)  $     (28,838)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                156,787               -
        Gain on sale of stock                                                         (1,140)              -
        Loss on equity investment                                                  1,920,000               -
        Loss on disposal of subsidiary, net                                          133,305          16,072
        Issuance of shares for consulting service                                  2,454,500               -
        (Increase) decrease in current assets:
               Receivables                                                           (21,280)         16,897
               Inventory                                                              48,896         (17,980)
               Deposits                                                                1,684           3,837
        (Decrease) increase in current liabilities:
               Accounts payable and accrued expense                                   (6,927)          7,127
                                                                                -------------  --------------
     Total Adjustments                                                             4,685,825          25,953
                                                                                -------------  --------------
                Net cash used in operating activities                               (217,160)         (2,885)
                                                                                -------------  --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property & equipment                                                 -         (9,157)
        Cash received from the sale of investment stock                                 2,140              -
                                                                                -------------  --------------
                Net cash provided by (used in) investing activities                     2,140         (9,157)
                                                                                -------------  --------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash received from stock issuances                                            50,000               -
        Repayments of notes payable                                                  (18,200)        (29,800)
        Repayments of long term debts                                                (15,556)        (11,193)
        Proceeds from loan                                                            88,220               -
        Proceeds from note payable                                                   100,000          55,000
                                                                                -------------  --------------
                Net cash provided by financing activities                            204,464          14,007
                                                                                -------------  --------------

 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                  (10,556)          1,965

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                           10,837           8,872

                                                                                -------------  --------------
 CASH & CASH EQUIVALENTS, ENDING BALANCE                                        $        281   $      10,837
                                                                                =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     ORGANIZATION AND QUASI-REORGANIZATION

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

On April 9, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments, Corp."

On July 1, 2004, the Company elected to become a business development company
(BDC), regulated pursuant to Section 54 of the Investment Company Act of 1940. The company's core focus will be to invest in growth businesses mainly in the private sector and thinly traded public U.S companies as specified under the guidelines of Section 55 (a) of Investment Company Act of 1940. The Company will make available significant managerial assistance to its portfolio companies in the areas of strategic planning & corporate development, investor awareness, corporate finance and M&A. On March 1, 2004 the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting.

The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. The Company's Chief Executive Officer is also an officer of MBH. As of the current date no nominees have been suggested by the MBH Shareholders. The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004 the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. (note 19).

NOTE 2.     DESCRIPTION OF BUSINESS

The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows.
The Company also acquired a 30% interest in Miss Beverly Hills Inc. (MBH), a privately held company based in Beverly Hills, California. The Company is providing managerial assistance to MBH in the areas of strategic planning & corporate development. Since MBH does not have significant operations and has no significant assets, the Company recorded a loss on equity investment amounting $1,920,000 in the accompanying financial statements (note 11).

Effective August 31, 2004 the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Giant Jr. Investments Corp., a Nevada corporation and its wholly owned subsidiary, eonlinesports.com., Inc. Giant Jr. Investments Corp. is the sole shareholder of onlinesports.com. All inter-company transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARKETABLE SECURITIES

The Company's investment in securities is classified as available-for-sale and is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of August 31, 2004, the reserve for bad debts was $0.

INVENTORIES

Inventories are valued at the lower of cost or market (determined on a first-in, first-out basis). Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to there market value, if lower than cost. There were no inventories as of August 31, 2004.

PROPERTY & EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using an accelerated method over the estimated useful lives of the assets which range from five to seven years. Gains and losses on sales and dispositions of fixed assets are included in operations in the year realized. Expenditures for maintenance and repairs are charged to expense as incurred.

LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLE ASSETS

Intangible assets consist of non-compete agreement and patterns. The non-compete agreement is being amortized on the straight-line basis over a period of four years. The patterns are being amortized on the straight-line basis over the expected life of five years.

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when merchandise is shipped to a customer.

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2004 and 2003 were $3,288 and $15,494, respectively.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY TRANSLATION:

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 4    RECENT PRONOUNCEMENTS

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.      PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Property and equipment at August 31, 2004, consists of the following:

                   Machinery and equipment              $      180,547
                   Furniture and fixtures                        3,640
                                                        --------------
                                                               184,187
                   Accumulated depreciation                   (144,631)
                                                        --------------
                                                                39,556
                   Disposal of property & equipment
                       In settlement of debt - officer         (39,556)
                                                        --------------
                                    (Note 17)           $            -
                                                        ==============

The Company sold all the property and equipment to the former president and director of the Company at the net book value at August 31, 2004 and adjusted the amount towards the note payable to him (See Note 17).

NOTE 6.           INTANGIBLE ASSETS

Net intangible assets at August 31, 2004 were as follows:

                  Patterns                                   $        12,000
                  Noncompete agreement                                10,000
                                                             --------------
                                                                      22,000
                  Less: Accumulated amortization                     (22,000)
                                                             --------------
                                                             $            -
                                                             ==============

Amortization expense for the years ended August 31, 2004 and 2003 was $7,962 and $2,500, respectively.

NOTE 7  DUE TO FACTOR

On December 8, 1999, the Company entered into a factoring and security agreement to sell certain accounts receivable to Mazon Associates Inc. The purchase price for each account sold is the face amount of the account less a discount of 3.25%. All accounts sold are with recourse on seller and are reflected as account receivable in the accompanying financial statements. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 20% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. As of August 31, 2004, the Company owed approximately $9,101 from the factored receivable of $11,864. In connection with the factoring agreement, the Company incurred fees of $3,387 during the year ended August 31, 2004. As of August 31, 2003, the Company owed approximately $73,320 from the factored receivable of $95,705.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8    NOTES PAYABLE

Note payable due on demand, bearing an annual
interest rate of 8%, unsecured                                      $  7,500
                                                                    ========

Note payable to shareholder, due on demand,
bearing an annual interest rate of 12%, unsecured                   $ 70,020
                                                                    ========

Interest expense from notes payable amounted to $12,781 and $12,766 for the years ended August 31, 2004 and 2003, respectively.

NOTE 9.    MARKETABLE SECURITIES

The Company's investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. Following is a summary of marketable securities classified as available for sale as of August 31, 2004:

                                    Cost Basis Fair Value   Unrealized gain

Marketable securities-Common stock  $ 81,400   $   96,200   $      14,800.
                                    ========== ==========   ==============

The Company did not have marketable securities as on August 31, 2003.

NOTE 10 - COMMON STOCK AND PAID IN CAPITAL

During the year, the Company issued 327,520 shares to the consultants for the services provided amounting to $ 2,496,481. During the year, the Company issued 6500 shares towards the payment of expenses amounting to $ 6,500. During the year, the Company issued 50000 shares for cash and received $ 50,000.
During the year, the Company entered into an agreement in March 2004 under which it issued 600,000 restricted shares of common stock to acquire 4,800,000 shares representing 30% ownership of Miss Beverly Hills Inc. This investment has been valued at $1,920,000 based on the market value of shares on the date of issuance.

NOTE 11 -   INVESTMENT

In March 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH, a private entity, for 600,000 shares of Company's common stock valued at $1,920,000. The equity method of accounting was adopted for this investment. MBH does not have significant operations and has no significant

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. The Company has no obligation to fund future operating losses. The Company has recorded equity loss of $1,920,000, equal to the investment amount in MBH, in the accompanying financial statements.

NOTE 12   CONVERTIBLE DEBENTURES

During the period ended August 31, 2004, the Company raised funding through the placement of convertible promissory notes in the amount of $ 100,000. These notes are essentially demand notes that have a fifteen-month term and bear interest at 8% annually

The note-holder has a right to convert the debt into common stock of the Company at $ 0.01 per share. The conversion shall be done on or before the expiration or maturity date of the note. The notes are secured by the assets of the Company. The Company recorded $900,000 as beneficial conversion for the note. A beneficial conversion expense of $156,787 was recorded through August 31, 2004 on these transactions.

NOTE 13    INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided (other than minimum franchise taxes paid to the States).

Through August 31, 2004, the Company incurred net operating losses for federal tax purposes of $5,606,521. The net operating loss carryforward may be used to reduce taxable income through the year 2019. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:
                                                         August 31,
                                                             2004

            Tax benefit of net operating
                  loss carryforward                    $     2,242,608
             Valuation allowance                            (2,242,608)
                                                       ---------------
            Net deferred tax asset                     $             -.
                                                       ===============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                            August 31, 2004  August 31, 2003
                                                            ---------------  ---------------
            Tax expense (credit) at  statutory  rate-federal  (1,667,015)           (9,805)
            State tax expense net of federal tax                (294,179)           (1,730)
            Changes in valuation allowance                     1,960,394            11,535
                                                              -----------      -----------
        Tax expense at actual rate                                  (800)                -
                                                              ===========      ===========

The valuation allowance increased by $ 1,948,859 through the year ended August 31, 2004

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the years ended August 31, 2004 and 2003. The Company paid $ 8,340 and $0 interest during the years ended August 31, 2004 and 2003, respectively.

The Company issued 600,000 shares of its common stock valued at $1,920,000 in exchange of 4,800,000 shares of MBH representing 30% of MBH (note 11).

The Company settled the note payable to the officer of the Company amounting to $ 137,153 for the inventory valued on books at $76,636 and the property and equipment valued at net book value of $ 39,556 (note 17).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company has sold customer accounts receivable with full recourse to a factor. The factor retains portions of the amounts for which the accounts were sold as a reserve, which is released to the Company as the customers make monthly payments. The balance outstanding under recourse contracts was approximately $9,101 at August 31, 2004. In the event of default, the Company pays the factor a predetermined amount or repossesses the secured account. The Company has not experienced any repossession losses and losses under present recourse obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangements. It is reasonably possible that the Company's estimate of near term repossessions and losses could change.

NOTE 16- MAJOR CUSTOMERS AND VENDORS

As of August 31, 2004, there were three customers that accounted for approximately 30% of sales. Sales to related companies amounted to $ 87,331 for the year ended August 31, 2004. There was no accounts receivable from these major customers as of August 31, 2004.

Sales to related companies totaled $84,677 in 2003. Sales to one and two other unrelated company totaled $218,277 for 2003. At August 31, 2003, approximately 10% of the Company's accounts receivable was due from the major customer.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LOSS ON DISPOSAL OF SUBSIDIARY, NET

The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director and applied it towards the notes payable to officer for $ 137,153. The inventory has been valued on books at $ 76,636 and the property and equipment has been valued at net book value of $ 39,556. The Company recorded gain of $ 20,961 on disposal of subsidiary which is reflected on the income statement.
The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. The Company incurred losses of $ 154,266 for the year from the discontinued operations. This amount has been separately reflected on the income statement.
The Company incurred net loss of $ 133,305 on the disposal of the subsidiary which has been reflected on the income statement.

              Loss from operations of discontinued operations         (154,266)
              Gain  on disposal of subsidiary                           20,961
                                                                  -------------
LOSS ON DISPOSAL OF SUBSIDIARY, NET                                  (133,305)


NOTE 18 - GAIN ON SALE OF STOCK

During the year ended August 31, 2004, the Company sold 10,000 shares of stock held as investment in marketable securities and recognized gain of $ 1,140 on the financial statements.

NOTE 19 - RELATED PARTY

The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director and applied it towards the notes payable to officer for $ 137,153. The inventory has been valued on books at $ 76,636 and the property and equipment has been valued at net book value of $ 39,556. The Company recorded gain of $ 20,961 on settlement of debt which is reflected on the income statement.

The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. The President and the director of the Company resigned effective August 31, 2004 after the consummation of the above transaction.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $255,500 on August 31, 2004. The Company has incurred a net loss of $4,902,984 for the year ended August 31, 2004. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the year ended August 31, 2004, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 21 - SUBSEQUENT EVENTS

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Giant jr Investments corp.

                                         By: /s/ Javan Khazali
                                             -----------------------------------
                                             Javan Khazali, President, CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 15 day of December 2004.

Signatures                 Title

/s/ Dato'Sri Ram Sarma     Directors
---------------------------
Dato'Sri Ram Sarma

/s/ Javan Khazali          President, Chief Executive Officer, CFO, and Director
---------------------------
Javan Khazali

/s/ Tom Hemingway          Director
---------------------------
Tom Hemingway

/s/ Diego Moya             Director
---------------------------
Diego Moya

/s/ A. Chandrakumanan      Director
---------------------------
A. Chandrakumanan


/s/ Dr. Conrad Loreto      Director
---------------------------
Dr. Conrad Loreto

                           Director
---------------------------
Alberto Caberlotto