Form 10QSB
period 2004-11-30
Giant Jr. Investments Corp.
filed 2005-01-19
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2004

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

                      Address of principal executive office
                                 (949)-486-1711
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )


As of November 30, 2004, 1,394,500 shares of Common Stock were outstanding.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                                  BALANCE SHEET
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Marketable Securities                                           18,715

DEPOSITS                                                                  1,045
                                                                   ------------
                                                                   $     19,760
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                       $    141,602
         Note payable                                                     7,500
         Note payable - shareholder                                     103,825
         Convertible debentures                                         100,000
                                                                   ------------
                  Total current liabilities                             352,927

STOCKHOLDERS' DEFICIT
         Common stock, .001 par value; authorized shares
           300,000,000 issued and outstanding shares 1,394,500            1,395
         Additional paid in capital                                   6,079,839
         Beneficial Conversion Feature                                 (557,919)
         Shares to be Issued                                             11,848
         Unrealized loss on marketable securities                        (2,955)
         Accumulated deficit                                         (5,865,375)
                                                                   ------------
                  Total stockholders' deficit                          (333,167)

                                                                   ------------
                                                                   $     19,760
                                                                   ============


The accompanying notes are an integral part of these unaudited financial statements.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTH PERIODS ENDED
                                                                          NOVEMBER 30,
                                                                     2004             2003
                                                                 ------------     ------------
Net revenues                                                     $         --     $         --

Operating expenses
       General and administrative                                     238,578               --
                                                                 ------------     ------------
Loss from operations                                                 (238,578)              --

Non-Operating Expense (Income):
       Interest expense                                                 4,078               --
       Loss on sale of marketable securities                           13,597               --
                                                                 ------------     ------------
              Total non-operating expense (income)                     17,675               --
                                                                 ------------     ------------

Loss from continuing operations before income tax                    (256,254)              --
                                                                 ------------     ------------

Provision for income tax                                                  800              800
                                                                 ------------     ------------
Loss from continuing operations                                      (257,054)            (800)

Discontinued operations
       Loss from operations of discontinued operations                     --           (6,157)
                                                                 ------------     ------------
Net loss                                                             (257,054)          (6,957)

Other comprehensive loss:
       Unrealized loss on marketable securities                        (2,955)              --
                                                                 ------------     ------------
Comprehensive Loss                                               $   (260,009)    $     (6,957)
                                                                 ============     ============

Basic and diluted loss per share from continuing operations      $      (0.18)    $      (0.00)
                                                                 ============     ============

Basic and diluted loss per share from discontinued operations    $         --     $      (0.02)
                                                                 ============     ============

Basic and diluted net loss per share                             $      (0.18)    $      (0.02)
                                                                 ============     ============

Basic and diluted weighted average shares outstanding               1,394,500           410,480
                                                                 =============    =============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

* The basic and diluted net loss per share has been stated to retroactively effect 100:1 reverse split on December 1, 2004.


The accompanying notes are an integral part of these unaudited financial statements.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTH PERIODS ENDED
                                                                      NOVEMBER 30,
                                                                 2004             2003
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $   (257,054)    $     (6,957)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                             185,294            6,423
        Shares to be issued for payroll expenses                   11,848               --
        Loss on sale of marketable securities                      13,597               --
        Loss on equity investment                                      --               --
        Issuance of shares for consulting service                      --               --
        (Increase) decrease in current assets:
                 Receivables                                       19,080          (11,936)
                 Inventory                                             --           (2,991)
                 Deposits                                              --            1,049
        (Decrease) increase in current liabilities:
                 Accounts payable and accrued expense             (43,883)          (2,009)
                 Due to factor                                     (9,101)              --
                                                             ------------     ------------
    Total Adjustments                                             176,835           (9,464)
                                                             ------------     ------------
                Net cash used in operating activities             (80,218)         (16,421)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash received from the sale of investment stock            46,133               --
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments of notes payable                                    --             (294)
        Repayments of long term debts                                  --           (3,530)
        Proceeds from loan                                         33,805               --
        Proceeds from note payable                                     --           10,000
                                                             ------------     ------------
                Net cash provided by financing activities          33,805            6,176
                                                             ------------     ------------

NET DECREASE IN CASH & CASH EQUIVALENTS                              (281)         (10,245)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            281           10,837

                                                             ------------     ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $          0     $        592
                                                             ============     ============


The accompanying notes are an integral part of these unaudited financial statements.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004 the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. (Note 10)

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2004 were filed on December 15, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

The equity method of accounting is used for all investments in associated companies in which the company's interest is between 20% and 50%. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce the receivables from the associated companies.

ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

      Accounts payable                    $     98,992
      Accrued payroll                           18,705
      Accrued expenses - other                  23,905
                                          ------------
                                          $    141,602
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

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

    The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 3. NOTES PAYABLE

Note payable due on demand, bearing an annual
interest rate of 8%, unsecured                            $      7,500
                                                          ============

Note payable to shareholder, due on demand,
bearing an annual interest rate of 12%, unsecured         $    103,825
                                                          ============

Interest expense from notes payable amounted to $ 3,265 and $ 0 for the three month periods ending November 30, 2004 and 2003 respectively.

NOTE 4. MARKETABLE SECURITIES

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. Following is a summary of marketable securities classified as available for sale as of November 30, 2004:

                                       Cost Basis    Fair Value  Unrealized loss
                                       ----------    ----------  ---------------

Marketable securities-Common stock     $   21,670    $   18,715    $   (2,955)
                                       ==========    ==========    ==========

The Company did not have marketable securities as on November 30, 2003.

The Company sold marketable securities during the period ended November 30, 2004 and recorded a loss of $ 13,597 in the financial statements as per follows:

                                                                    Loss for
                                     Sales Proceeds  Cost Basis    the period
                                     --------------  ----------    ----------

Marketable securities-Common stock     $   46,133    $   59,730    $  (13,597)
                                       ==========    ==========    ==========

NOTE 5. COMMON STOCK AND PAID IN CAPITAL

During the three month period ending November 30, 2004, the Company agreed to issue 13,900 post split shares to former employee for services rendered amounting to $ 11,848.

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 6. CONVERTIBLE DEBENTURES

During the period ended August 31, 2004, the Company raised funding through the placement of convertible promissory notes in the amount of $ 100,000. These notes are essentially demand notes that have a fifteen-month term and bear interest at 8% annually.

The note-holder has a right to convert the debt into common stock of the Company at $ 0.01 per share. The conversion shall be done on or before the expiration or maturity date of the note. The notes are secured by the assets of the Company.

The Company recorded $900,000 as beneficial conversion for the note. A beneficial conversion expense of $185,294 for the three month period ending November 30, 2004 was recorded on these transactions.

NOTE 7. NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

NOTE 8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the three month period ended November 30, 2004 and 2003. The Company paid $ 0 interest during the three month period ended November 30, 2004 and 2003, respectively.

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $5,865,375 through November 30, 2004. The Company has incurred a net loss of $257,054 for the three month period ending November 30, 2004. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional

                           GIANT JR INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended November 30, 2004, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 10 - DISCONTINUED OPERATIONS

On August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director.

The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

All the activity for the period ended November 30, 2003 pertains to the sports business which has been discontinued. The entire loss for the period ended November 30, 2003 has been reflected on the financials as loss from operations of discontinued operations amounting to $ 6,157.

NOTE 11 - SUBSEQUENT EVENTS

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

1. Giant Jr. Investments Corp.

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

The Company's fiscal year ends on August 31st.

2. Portfolio Company

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

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. For period ending Nov 30, 2004, market quotation for MBH securities is not available to assess the fair market value of our investment. From September, 2004 to November 30, 2004, MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment as determined in good faith, consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

THREE-MONTHS ENDED NOV 30, 2004, COMPARED TO THREE-MONTHS ENDED NOV 30, 2003

NET SALES

There were no sales for the three-months ended Nov 30, 2004 as compared to $ 127,843 for the three month ended Nov 30, 2003. All of the sales for the three months ended Nov 30, 2003 were attributed to the business which was discontinued on august 31 2004.

The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director on August 31 2004.

OPERATING EXPENSES

Operating expenses for the three-months ended November 30, 2004, was $238,578 compared to $ 48,149 for the same period in 2003, which is an increase of $190,429. The increase in operating expenses is primarily due to amortization of beneficial conversion feature on the convertible notes.

However the accompanying financials do not show any operating expenses for three month ended Nov 30, 2003 since the operating expenses related to the business which has been discontinued.

The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director on August 31 2004.

LIQUIDITY

There were no Cash and cash equivalents at November 30, 2004 compared to approximately $ 592 at November 30, 2003.

Current assets totaled approximately $18,715 at November 30, 2004, providing the Company with a current ratio of 0.05:1 when divided by its current liabilities of approximately $352,927.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Form 8-K

On November 4, 2004, we filed a Form 8-K regarding the resignation of an officer and director and the appointment of a new officer and a new director.

(b)   Exhibits

Exhibit Number    Description
--------------    -------------

31.1              Section 302 Certification

32.1              Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 19, 2005                GIANT JR. INVESTMENTS CORP.

                                        By: /s/ Javan Khazali
                                            --------------------------
                                            Javan Khazali, Chief Executive
                                            Officer and Chief Financial Officer