Form 10KSB/A
period 2004-08-31
Giant Jr. Investments Corp.
filed 2005-02-04
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-32923
                             ----------------------
                             Commission File Number

                           GIANT JR. INVESTMENTS CORP.
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


                    2575 McCabe Way, Irvine, California 92614
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (949) 486-1711

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTES

This report on 10-KSB/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of Form 10-KSB filed by Giant Jr. Investments Corp. on December 15, 2004, compliance with General Instruction E.3 to Form 10-KSB. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this amendment certain currently dated certifications.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of January 31, 2005.

         NAME                   AGE                    POSITION
---------------------------  ---------  ----------------------------------------
Javan Khazali                   41      Chief Executive Officer, Chief Financial
                                        Officer and Director
Diego Moya                      34      Director
Dato'Sri Ram Sarma              52      Director
A. Chandrakumanan               42      Director
Randa Y. Abou Taleb             42      Secretary and Director
Dr. Conrad Loreto               56      Director
Tom Hemingway                   47      Director


Javan Khazali became the Chief Executive Officer, Chief Financial Officer and a director of the Company in November, 2004. Mr. Khazali has over eighteen years of experience at senior executive level in both private and public sectors with main focus on services, telecommunications and financial media industry segments. He has broad based experience in the areas of corporate restructuring & reorganization, business development, operations, and management consulting. Mr. Khazali joined Cypost Corporation ("Cypost") as Vice President (Administration) in 2001 and was promoted to become CEO of the Company from 2002 to 2003. In 2003 the directors of Cypost filed a Chapter 7 Bankruptcy. During the bankruptcy proceedings Mr. Khazali assisted the Company in financial distress negotiations, bankruptcy litigations and helped resolve disputes between Cypost and debt holders, lenders, bank groups and equity holders. From 1985 to 2000, Mr. Khazali held numerous senior level positions in the food service sector including as a managing partner of two successful restaurants located in Western Canada. He also served as the director of operations of privately held restaurant chain located in various cities of United States and Western Canada having over 300 employees.

Diego Moya became a director in October, 2004 and has been involved in several high finance projects over the last ten years. In 1994, Mr. Moya joined World Class Network, a direct sales company involved in the distribution of travel tutorials. While there, Mr. Moya was instrumental in developing the Company's direct sales strategies. Mr. Moya has also worked as a distribution and operations consultant for several MLM companies. Mr. Moya also worked as a research analyst, assisting insurance brokers with research and product education. Mr. Moya was an all-state champion for the National Soccer League and is an avid surfer and musician.

Dato'Sri Ram Sarma sits on the board of several public companies including a renowned infrastructure company listed on the Kuala Lumpur Stock Exchange. He brings a strong network in international financial arena, especially in South East Asia. Presently he is the Group Chairman and CEO of the SRS Group, which comprises of several diversified companies in several business segments like Trading, Construction, Manufacturing, Information, Technology and Management Consulting. SRS Group is a major Asian company located in Kuala Lumpur, Malaysia. Mr. Sarma has been serving as a Director of the Company since July 1999.

A. Chandrakumanan was involved in negotiation and handling of the logistics for the Malaysian Games (Sukma'98) and coordinated the supply of equipment for track and field, boxing, basketball, and gymnastics. He has been the principal owner of KRES Private Limited (Singapore), a stadium equipment supply company, for the past ten years. His extensive expertise is in team attire and sports equipment. Mr. Chandrakumanan manages the Company's Asian Office in Kuala Lumpur, Malaysia. Mr. Chandrakumanan has been serving as a Director of the Company since July 1999.

Randa Y. Abou-Taleb became the Secretary and a director in January, 2005. Ms. Taleb has more than a decade of budgeting and accounting experience. Ms. Abou-Taleb joined Shell Egypt in 1990, and served as a member of the Company's Finance Systems Development and Support team. Between 1990 and 1991, Ms. Abou-Taleb's duties included administration of the Company's payroll system, calculating social insurance figures, user support and monitoring the accounts payable department. In 1994, Ms. Abou-Taleb was promoted to Budgeting and accounting Manager for Shell Egypt, a position she served in until 1998. Ms. Abou-Taleb was responsible for all of the financial issues within the Company's Controlling Information and Computing Department, budget monitoring, invoice control, managing a department and accounting for up to $250,000 in monthly claims. From 2001 to 2004, Ms. Abou-Taleb worked as the Accounting and Office Manager for Seaside Screen Printing. There, she handled collection on more than 500 past due accounts, reconciled payment discrepancies, resolved client billing and eligibility issues. Ms. Abou-Taleb has a Bachelor's degree in Business Administration from Cairo University.

Dr. Conrad Loreto became a director in August, 2004 and brings his business leadership, holistic medical knowledge, product development and creative talents. Presently he is working as a Chief Executive Officer of Miss Beverly Hills, a privately held private labeling and licensing company based in Beverly Hills, California. Dr. Loreto worked in the music business with many Rock & Roll greats: Jimi Hendrix, The Rolling Stones, The WHO, Stevie Wonder, The Grateful Dead, and James Taylor, to name a few. He was one of the organizers of the famous Woodstock festival in 1969. He also received his Doctorate in Naturopathy from Clayton Naturopathic College in 1983. He enjoyed a successful private practice for 22 years using acupuncture, holistic medicine and Neuro Linguistic Programming (NLP). Using his extensive medical knowledge Dr. Loreto developed Health Dynasty, a line of nutritional products combining ancient Chinese formulas and modern western technology. Recently retired, Dr. Loreto has been counseling over 200 independent pharmacists offering alternative guidelines for their patients. Mr. Loreto has been recently elected as a Director of the Company in August 2004.

Tom Hemingway became a director in November, 2004 and brings nearly two decades of management experience in the areas of artificial intelligence, home automation and network systems. Mr. Hemingway is currently Chairman and CEO of Mergence Corporation (OTCBB: MRGN). He was a co-founder of eSynch (NASD: ESYN) and served as its CEO from 1998 until 2003. From 1995 to 1998 he was president of Intermach Corporation. Mr. Hemingway is a member of the Presidents Council of Economic Review. Mr. Hemingway completed his studies at State University New York, in Albany, New York and attended San Francisco State University for additional courses.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held 7 meeting during the fiscal year ended August 31, 2004. Alberto Caberlotto, a former director, no director attended fewer than 75% of the meetings of the Board. The Board currently has two committees, the Audit Committee and Compensation and Stock Option Committee established in January of 2005 to comply with the new Sarbanes Oxley Act. The committee chairman of the Audit Committee is Dr. Loreto.

Mr. Javan Khazali, CEO, is the only full time employee of the Company. None of the other Directors of the Company are full time employees of the Company and as such they are not paid any compensation for their services as a director other than in stock. No family relationships exist between any of the executive officers or directors of the Company.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons. All of the Form 3's and up to date Form 4's for the directors have been recently filed with the SEC except for Form 3's for Dr. Loreto, Tom Hemingway and Ms. Taleb which will be filed within the next seven days. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements. The Company has taken steps to ensure that all future reports required pursuant to Section (a) will be filed timely.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                        Long-Term Compensation                        Long-Term Compensation
                -----------------------------------------------------------------------------------------
                                                                      Number of
                                                         Restricted    Shares
                                          Other Annual   Stock       Underlying   LTIP        All Other
                Year    Salary    Bonus   Compensation     Awards      Options    Payouts    Compensation
                         ($)       ($)         ($)
Bruce Caldwell  2004   $48,000     -0-         -0-          -0-          -0-        -0-          -0-
Bruce Caldwell  2003   $48,000     500       400,000        -0-          -0-        -0-          -0-
Bruce Caldwell  2002   $48,000     -0-         0-0          -0-          -0-        -0-          -0-

(1) Mr. Caldwell received 400,000 shares for work related contributions to the Company in the 2nd quarter 2003. Mr. Caldwell resigned as of August 31, 2004.

DIRECTORS COMPENSATION

Each director received 50,000 shares of the Company's common stock for serving on the Board of Directors for the fiscal year ended August 31, 2004.

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

                                                        AMOUNT
               NAME                                  BENEFICIALLY   PERCENT OF
                                                        OWNED          CLASS

Javan Khazali, CEO, CFO and Director                      25,000       1.7%

Dato'Sri Ram Sarma, Director                              42,799       3%(1)

A. Chandrakumanan, Director                               42,799       3%(2)

Tom Hemingway, Director                                        0         0

Randa Y. Abou-Taleb, Secretary and Director                    0         0

Dr. Conrad Loreto, Director                                    0         0

Diego Moya, Director                                           0         0

Forest Glenneyre & Associates, Inc.
202 N. Curry Street, #100
Carson City, Nevada 89703                                433,500        31%

Officers and Directors as a Group (7 individuals)        115,598       8.2%

  * Less than 1%

(1) Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Sarma owns 50% interest.
(2) Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective August 31, 2004 the Registrant sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director, Bruce Caldwell. The assets transferred were valued at approximately $110,000. Mr. Caldwell paid for the assets by canceling a $137,153 promissory note owed by the Registrant to Mr. Caldwell. The Registrant recorded a net gain on the sale of approximately $21,000. Both Mr. Caldwell and his wife, also a former director, abstained in voting on the sale of assets termination.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GIANT JR. INVESTMENTS CORP.


                                                  By: /s/ Javan Khazali
                                                      --------------------------
                                                      Javan Khazali, CEO and CFO

                                                  Date: February 4, 2005


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 4th day of February 2005.

                 SIGNATURES                                TITLE

      /s/ Javan Khazali
      -------------------------------          Chief Executive Officer, Chief
      Javan Khazali                            Financial Officer and Director


      /s/ Diego Moya
      -------------------------------          Director
      Diego Moya


      /s/ Dr. Conrad Loreto
      -------------------------------          Director
      Dr. Conrad Loreto


      /s/ Tom Hemingway
      -------------------------------          Director
      Tom Hemingway


      /s/ Randa Y. Abou-Taleb
      -------------------------------          Secretary and Director
      Randa Y. Abou-Taleb



      -------------------------------          Director
      A. Chandrakumanan



      -------------------------------          Director
      Dato'Sri ram Sarma