Form 10QSB
period 2005-02-28
Giant Jr. Investments Corp.
filed 2005-04-15
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 2005


      | | TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

  Check whether the issuer has (1) filed all reports required by Section 12 or
   5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.
                                 Yes |X| No | |

   As of February 28, 2005, 1,394,500 shares of Common Stock were outstanding.

                           GIANT JR. INVESTMENTS CORP.

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                February 28, 2005
                                                                            Page
                                                                            ----
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at February 28, 2005
        (Unaudited)

        Consolidated Statements of Operations for the Three Months and Six Months ended February 28, 2005 and 2004 (Unaudited)

        Consolidated Statements of Cash Flows for the
        Six Months ended February 28, 2005 and 2004 (Unaudited)

        Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures and Certifications

Exhibit 99.1 Certification  pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

ITEM 1 - Financial Information

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                                  BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------

DEPOSITS                                                            $     1,045

                                                                    -----------
                  Total assets                                      $     1,045
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                        $   206,726
         Note payable                                                     7,500
         Note payable - shareholder                                     110,875
         Convertible debentures                                         100,000
                                                                    -----------
                  Total current liabilities                             425,101

STOCKHOLDERS' DEFICIT
         Common stock, $0.001 par value; 300,000,000
           shares authorized 1,394,500 shares issued
           and outstanding                                                1,395
         Additional paid in capital                                   6,079,839
         Beneficial Conversion Feature                                 (374,661)
         Shares to be Issued                                             11,848
         Accumulated deficit                                         (6,142,478)
                                                                    -----------
                  Total stockholders' deficit                          (424,057)

                                                                    -----------
                  Total liabilities and stockholders' deficit       $     1,045
                                                                    ===========


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTH PERIODS ENDED    SIX MONTH PERIODS ENDED
                                                                            FEBRUARY 28,               FEBRUARY 28,
                                                                         2005          2004          2005         2004
                                                                         ----          ----          ----         ----
Net revenues                                                         $             $             $             $

Operating expenses
   General and administrative                                             84,039            --       137,320            --
   Depreciation & amortization                                           183,258            --       368,552            --
                                                                     -----------   -----------   -----------   -----------
         Total operating expenses                                        267,297            --       505,872            --

                                                                     -----------   -----------   -----------   -----------
Loss from operations                                                    (267,297)           --      (505,872)           --

Non-Operating Expense (Income):
         Interest expense                                                  5,481            --         9,564            --
         Loss on sale of marketable securities                             4,323            --        17,921            --
                                                                     -----------   -----------   -----------   -----------
                   Total non-operating expense (income)                    9,804            --        27,485            --
                                                                     -----------   -----------   -----------   -----------

Loss from continuing operations before income tax                       (277,101)           --      (533,357)           --
                                                                     -----------   -----------   -----------   -----------

Provision for income tax                                                      --            --           800           800

                                                                     -----------   -----------   -----------   -----------
Loss from continuing operations                                         (277,101)           --      (534,157)         (800)

Discontinued operations
         Loss from operations of discontinued operations                      --      (100,878)           --      (107,035)

                                                                     -----------   -----------   -----------   -----------
Net loss                                                             $  (277,101)  $  (100,878)  $  (534,157)  $  (107,835)
                                                                     ===========   ===========   ===========   ===========

Basic and diluted loss per share from continuing operations          $     (0.20)  $        --   $     (0.38)  $     (0.00)
                                                                     ===========   ===========   ===========   ===========

Basic and diluted loss per share from discontinued operations        $        --   $     (0.25)  $        --   $     (0.27)
                                                                     ===========   ===========   ===========   ===========

Basic and diluted net loss per share                                 $     (0.20)  $     (0.24)  $     (0.38)  $     (0.26)
                                                                     ===========   ===========   ===========   ===========

Basic and diluted weighted average shares outstanding                  1,394,500       420,860     1,394,500       415,483
                                                                     ===========   ===========   ===========   ===========


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

* The basic and diluted net loss per share has been stated to retroactively effect 100:1 reverse split on December 1, 2004.

               The accompanying notes are an integral part of the
                         unaudited financial statements.

                           GIANT JR. INVESTMENTS CORP.
                           (FORMERLY, ESSXSPORT CORP.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTH PERIODS ENDED
                                                                         FEBRUARY 28,
                                                                     2005            2004
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $   (534,157)   $   (107,835)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                              368,552         12,425
          Shares to be issued for services                            11,848         41,981
          Loss on sale of marketable securities                       17,921             --
          (Increase) decrease in current assets:
                 Receivables                                          19,080        (34,705)
                 Inventory                                                --          1,186
                 Deposits                                                 --          6,789
          (Decrease) increase in current liabilities:
                 Accounts payable and accrued expense                 21,241         57,761
                 Due to factor                                        (9,101)            --
                                                                ------------    -----------
                  Net cash used in operating activities             (104,615)       (22,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash received from the sale of investment stock             63,480             --
                                                                ------------    -----------
                  Net cash provided by investing activities           63,480             --

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayments of long term debts                                   --         (7,288)
          Proceeds from loan                                          40,855             --
          Proceeds from note payable                                      --         26,800
                                                                ------------    -----------
                  Net cash provided by financing activities           40,855         19,512

                                                                ------------    -----------
NET DECREASE IN CASH & CASH EQUIVALENTS                                 (281)        (2,886)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                               281         10,837

                                                                ------------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                         $         --    $      7,951
                                                                ============    ============

               The accompanying notes are an integral part of the
                         unaudited financial statements.

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

On April 9, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments Corp."

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

The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. As of February 28, 2005, MBH Shareholders have appointed one nominee as a Director of the Company.

The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured its own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004 the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and Director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. (Note 10)

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2004 were filed on December 15, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

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

INVESTMENTS

The equity method of accounting is used for all investments in associated companies in which the company's interest is between 20% and 50%. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce the receivables from the associated companies.

ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses at February 28, 2005 consist of the following:

           Accounts payable                    $  132,759
           Accrued payroll                         26,650
           Accrued expenses - other                47,317
                                               ----------
                                               $  206,726
                                               ==========

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities". EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 3. NOTES PAYABLE

Note payable due on demand, bearing an annual
interest rate of 8%, unsecured                        $   7,500
                                                      =========

Note payable to shareholder, due on demand,
bearing an annual interest rate of 12%, unsecured     $ 110,875
                                                      =========

Interest expense on notes payable amounted to $3,293 (including $150 for interest to officer) and $0 for the three-month period and $5,421 (including $175 for interest to officer) and $0 for the six-month period ending February 28, 2005 and 2004, respectively.

NOTE 4. MARKETABLE SECURITIES

The Company's investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of February 28, 2005.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

The Company did not have any marketable securities as on February 28, 2005 and 2004, respectively. The Company sold all of its marketable securities during the six-month period ended February 28, 2005 and recorded a loss of $17,921 in the accompanying financial statements as follows:

                                                                      Loss for
                                     Sales Proceeds    Cost Basis    the period
                                     --------------    ----------    ----------
Marketable securities-Common stock      $ 63,480        $ 81,401     $ (17,921)

NOTE 5. COMMON STOCK AND PAID IN CAPITAL

During the six-month period ending February 28, 2005, the Company agreed to issue 13,900 post split shares to a former employee for services rendered amounting to $11,848.

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004.

NOTE 6. CONVERTIBLE DEBENTURES

During the period ended August 31, 2004, the Company raised funding through the placement of convertible promissory notes in the amount of $100,000. These notes are essentially demand notes that have a fifteen-month term and bear interest at 8% annually.

The note-holder has a right to convert the debt into common stock of the Company at $0.01 per share. The conversion shall be done on or before the expiration or maturity date of the note. The notes are secured by the assets of the Company.

The Company recorded $900,000 as beneficial conversion feature for the notes. A beneficial conversion expense of $368,552 for the six-month period ending February 28, 2005 was recorded on these transactions.

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

The Company paid $0 for income tax during the six-month period ended February 28, 2005 and 2004. The Company paid $0 for interest during the six-month period ended February 28, 2005 and 2004, respectively.

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $6,142,478 through February 28, 2005. The Company has incurred a net loss of $534,157 for the six-month period ending February 28, 2005. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended February 28, 2005 towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

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

All the activity for the six-month period ended February 28, 2004 pertains to the sports business which has been discontinued. The entire loss for the six-month period ended February 28, 2004 has been reflected on the financials as loss from operations of discontinued operations amounting to $107,035.

NOTE 11 - SUBSEQUENT EVENTS

On March 1, 2005, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise $5,000,000 from sale of its common stock at prices ranging from $0.10 to $3.00 per share, at the discretion of the Board of Directors, for a total offering of 50,000,000 common shares.

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

2. Portfolio Company

On March 1, 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Inc. (MBH) representing approximately 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock.

Miss Beverly Hills Inc. is a licensing vehicle currently focused in establishing a successful private labeling, media & entertainment, model agency, and other ventures capable of promoting its brand. The Company is intent on leveraging the well-known "Miss Beverly Hills" brand name across a broad range of business opportunities. MBH wants to position as a leading household brand name related to different products and services, which are synonymous to style, elegance, sophistication and prestige.

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

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. For period ending February 28, 2005, market quotation for MBH securities is not available to assess the fair market value of our investment. From September, 2004 to February 28, 2005, MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment as determined in good faith, consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

Results of Operations: The results of operations of the Company for the three months and six months ended February 28, 2005 and 2004 consisted of the operations of the Company. The Company reported net losses of $277,101 and $534,157 during the three months and six months ended February 28, 2005 compared to net losses of $100,878 and $107,035 for the same periods in 2004. The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director on August 31 2004.

Sales and Cost of sales: There were no sales for the three-months and six months ended February 28, 2005 as compared to $144,096 and $271,939 for the three months and six months ended February 28, 2004. All of the sales and cost of sales for the three months and six months ended February 28, 2004 were attributed to the business which was discontinued on August 31, 2004.

Operating expenses: Operating expenses for the three months and six months ended February 28, 2005 were $267,297 and $505,872 compared to $89,804 and $137,923 for the same period in 2004. The increase in operating expenses is primarily due to amortization of beneficial conversion feature on the convertible notes during the three months and six months ending February 28, 2005. The accompanying financials do not show any operating expenses for three months and six months ended February 28, 2004 because the operating expenses were related to the business which was discontinued on August 31, 2004.

Liquidity and capital resources: There were no cash and cash equivalents at February 28, 2005 compared to $7,951 at February 28, 2004. The Company believes that current and anticipated future cash requirements for the next three months cannot be met. The Company plans to raise necessary funds by bringing in business partners whose contributions would include necessary cash. There can be no assurance that new business partners will be secured and additional funding will be available on favorable terms, if at all. No assurance can be made, however, that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

On March 1, 2005, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise $5,000,000 from sale of its common stock at prices ranging from $0.10 to $3.00 per shares at the discretion of the Board of Directors, for a total offering of 50,000,000 common shares.

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

PART 1

Item 3 Controls and Procedures

Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and principal accounting officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and principal accounting officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of the above evaluation, the Company made no significant changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Eehibits and Reports on Form 8-K

(a) Form 8-K

(b) Exhibits


                  Exhibit number and description

                  31.1 Section 302 Certification

                  32.1 Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005           GIANT JR. INVESTMENTS CORP.

                                By:/s/Javan Khazali
                                   ---------------------------
                                   Javan Khazali,
                                   Chief Executive Officer and
                                   Chief Financial Officer