Form 10QSB
period 2005-05-31
Giant Jr. Investments Corp.
filed 2005-07-15
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 2005


|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

  Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such
       filing requirements for the past ninety (90) days. Yes |X|  No |_|

     As of May 31, 2005, 1,394,529 shares of Common Stock were outstanding.

                           GIANT JR. INVESTMENTS CORP.

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  May 31, 2005

PART 1   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at May 31, 2005 (Unaudited)

           Consolidated Statements of Operations for the Three Months and Nine Months ended May 31, 2005 and 2004 (Unaudited)

           Consolidated Statements of Cash Flows for the Nine Months ended May 31, 2005 and 2004 (Unaudited)

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

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures and Certifications

Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 1 - Financial Information

                           GIANT JR. INVESTMENTS CORP.
                                  BALANCE SHEET
                                  MAY 31, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash & cash equivalents                                       $       214
      Deposits                                                            1,595
                                                                    -----------
               Total assets                                         $     1,809
                                                                    ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------

CURRENT LIABILITIES:
      Accounts payable & accrued expenses                           $   213,738
      Note payable - officer                                              7,500
      Other payable                                                      11,848
      Note payable - shareholder                                        168,475
      Convertible debenture                                             100,000
                                                                    -----------
               Total current liabilities                                501,561

STOCKHOLDERS' DEFICIT
      Common stock, $0.001 par value; 300,000,000 shares authorized
      1,394,529 shares issued and outstanding                             1,395
      Additional paid in capital                                      6,079,839
      Beneficial conversion feature                                    (187,331)
      Accumulated deficit                                            (6,393,656)
                                                                    -----------
               Total stockholders' deficit                             (499,753)
                                                                    -----------
               Total liabilities and stockholders' deficit          $     1,809
                                                                    ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           GIANT JR. INVESTMENTS CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTH PERIODS ENDED        NINE MONTH PERIODS ENDED
                                                                                    May 31,                        May 31,
                                                                             2005             2004          2005            2004
                                                                          -----------    -------------   -----------    -----------
Net revenues                                                              $        --    $          --   $        --    $        --
Operating expenses
   General and administrative                                                  57,413               --       194,733             --
   Depreciation & amortization                                                187,330               --       555,882             --
                                                                          -----------    -------------   -----------    -----------
          Total operating expenses                                            246,243               --       750,615             --
                                                                          -----------    -------------   -----------    -----------
Loss from operations                                                         (246,243)              --      (750,615)            --

Non-Operating Expense (Income):
          Interest expense                                                      6,435               --        15,999             --
          Loss on sale of marketable securities                                    --               --        17,921             --
                                                                          -----------    -------------   -----------    -----------
                     Total non-operating expense (income)                       6,435               --        33,920             --
                                                                          -----------    -------------   -----------    -----------

Loss from continuing operations before income tax                            (252,679)              --      (784,535)            --
                                                                          -----------    -------------   -----------    -----------

Provision for income tax                                                           --               --           800             --

                                                                          -----------    -------------   -----------    -----------
Loss from continuing operations                                              (252,679)              --      (785,335)            --

Discontinued operations
          Loss from operations of discontinued operations                          --       (4,053,251)           --     (4,161,086)

                                                                          -----------    -------------   -----------    -----------
Net loss                                                                  $  (252,679)   $  (4,053,251)  $  (785,335)   $(4,161,086)
                                                                          ===========    =============   ===========    ===========

Basic and diluted loss per share from continuing operations               $     (0.18)   $          --   $     (0.56)   $        --
                                                                          ===========    =============   ===========    ===========

Basic and diluted loss per share from discontinued operations             $        --    $       (3.05)  $        --    $     (5.76)
                                                                          ===========    =============   ===========    ===========

Basic and diluted net loss per share                                      $     (0.18)   $       (3.04)  $     (0.56)   $     (5.75)
                                                                          ===========    =============   ===========    ===========

Basic and diluted weighted average shares outstanding                       1,394,529        1,333,783     1,394,529        723,834
                                                                          ===========    =============   ===========    ===========


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

                           GIANT JR. INVESTMENTS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTH PERIODS ENDED
                                                                              MAY 31,
                                                                     2005               2004
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $   (785,335)       $ (4,161,086)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                  555,882              22,312
       Shares to be issued for services                                    --           2,042,178
       Loss on sale of marketable securities                           17,921           1,920,000
       (Increase) decrease in current assets:
             Receivables                                               19,080             (41,083)
             Inventory                                                     --             (20,499)
             Deposits                                                    (550)             12,981
             Prepaid expenses                                              --              41,981
       (Decrease) increase in current liabilities:
             Accounts payable and accrued expense                      28,254             (22,707)
             Other payable                                             11,848                  --
             Due to factor                                             (9,101)                 --
                                                                 ------------        ------------
            Net cash used in operating activities                    (162,002)           (205,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash received from the sale of investment stock                 63,480                  --
                                                                 ------------        ------------
            Net cash provided by investing activities                  63,480                  --

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash received from stock issuances                                  --              50,000
       Payments of notes payable                                           --             (12,672)
       Proceeds from loan                                              98,455              70,000
       Proceeds from note payable                                          --              87,875
                                                                 ------------        ------------
            Net cash provided by financing activities                  98,455             195,203

                                                                 ------------        ------------
NET DECREASE IN CASH & CASH EQUIVALENTS                                   (67)            (10,720)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                281              10,837

                                                                 ------------        ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                          $        214        $        117
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

On March 1, 2004 the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting. The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. As of May 31, 2005, MBH Shareholders have appointed one nominee as a Director of the Company.

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

The Company's major operation was to sell several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured its own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004 the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. (Note 10)

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2004 were filed on December 15, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

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

INVESTMENTS

The equity method of accounting is used for all investments in associated companies in which the company's interest is between 20% and 50%. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce the receivables from the associated companies. The Company did not have any investment at May 31, 2005.

ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses at May 31, 2005 consist of the following:


Accounts payable                       $   143,097
Accrued payroll                             19,150
Accrued expenses - other                    51,491
                                       -----------
                                       $   213,738
                                       ===========

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable. The Company has not issued any share during the nine month period ended May 31, 2005.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current period's presentation.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share=based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method for accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed proforma net income using fair-value-based methods. Public entities are required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined which transaction method will be adopted for the recognition of the stock-based compensatory expense and the Company believes that expensing of stock options will not have a material impact on its financial statements going forward due to its limited utilization of stock options.

NOTE 3. NOTES PAYABLE - RELATED PARTIES

Note payable to an officer of the Company due on
demand, bearing an annual interest rate of 8%,
unsecured                                            $     7,500
                                                     ===========

Note payable to a shareholder, due on demand,
bearing an annual interest rate of 12%, unsecured    $   168,475
                                                     ===========

Interest expense from notes payable amounted to $4,389 (including $150 for interest to officer) and $0 for the three-month period ended May 31, 2005 and 2004, respectively and $9,860 (including $375 for interest to officer) and $0 for the nine-month period ending May 31, 2005 and 2004, respectively.

NOTE 4. MARKETABLE SECURITIES

The Company's investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of May 31, 2005.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

The Company did not have any marketable securities as on May 31, 2005 and 2004, respectively. The Company sold all of its marketable securities during the nine-month period ended May 31, 2005 and recorded a loss of $17,921 in the accompanying financial statements as follows:


                                         Sales Proceeds    Cost Basis    Loss for theperiod
                                         --------------    ----------    ------------------
Marketable securities-Common stock         $  63,480         $  81,401        $ (17,921)
                                           =========         =========        =========


NOTE 5. COMMON STOCK AND PAID IN CAPITAL

On November 2, 2004, the Company agreed to issue 13,900 post split shares to former employee for services rendered amounting to $11,848. In May 2005, the Company renegotiated the agreement with the former employee to pay him $11,848 instead of issuing him common stock valued at $11,848. The Company is obligated to pay the $11,848 on or before December 31, 2005. This amount is included in the other payable.

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004. All shares and per share data have been retroactively restated to reflect these stock splits.

NOTE 6. CONVERTIBLE DEBENTURE

During the period ended August 31, 2004, the Company raised funding through the placement of convertible promissory notes in the amount of $100,000. These notes are essentially demand notes that have a fifteen-month term and bear interest at 8% annually. The note-holder has a right to convert the debt into common stock of the Company at $0.01 per share. The conversion shall be done on or before the expiration or maturity date of the note. The notes are secured by the assets of the Company. The Company recorded $900,000 as beneficial conversion feature for the notes. A beneficial conversion expense of $555,882 for the nine-month period ending May 31, 2005 was recorded on these transactions.


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

The Company paid $0 for income tax during the nine-month period ended May 31, 2005 and 2004. The Company paid $0 interest during the nine-month period ended May 31, 2005 and 2004, respectively.


NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $6,393,656 through May 31, 2005. The Company has incurred a net loss of $785,335 for the nine-month period ending May 31, 2005. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

All the activity for the nine-month period ended May 31, 2004 pertains to the sports business which has been discontinued. The entire loss for the nine-month period ended May 31, 2004 has been reflected on the financials as loss from operations of discontinued operations amounting to $4,161,086.

NOTE 11 - SUBSEQUENT EVENTS

On June 1, 2005, the Company renegotiated its convertible debenture of $100,000 with a third party and executed an unsecured promissory note which is not convertible for $100,000 carrying an interest rate of 9% per anum, due and payable on or before December 31, 2005.

On June 1, 2005, shareholders who collectively owned 723,098 common shares or 52% of the issued and outstanding common shares of the Company consented in writing to terminate the Company's legal status as a Business Development Company ("BDC") as defined under Section 2(a) (48) of the Investment Company Act of 1940, as amended. After the termination, the Company will be governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

On April 11, 2005, the Company entered into a share exchange agreement, to acquire 16 million shares of Wall Street Direct, Inc. ("WSD") representing approximately 40% of the issued and outstanding common shares of WSD, in exchange for 7 million common shares of the Company. On May 25, 2005, the Company and WSD mutually agreed to terminate the agreement citing the timing of merger was not right for both the companies.

On June 1, 2005, the Company's Board of Directors and the shareholders owning approximately 52% of the Company's common stock consented in writing to terminate the Company's status as a Business Development company. After the termination is effected the Company will be governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. For period ending May 31, 2005, market quotation for MBH securities is not available to assess the fair market value of our investment. From September, 2004 to May 31, 2005, MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment as determined in good faith, consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

Results of Operations: The results of operations of the Company for the three months and nine months ended May 31, 2005 and 2004 consisted of the operations of the Company. The Company reported net losses of $252,679 and $785,335 during the three months and nine months ended May 31, 2005 compared to net losses of $4,053,251 and $4,161,086 for the same periods in 2004. The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director on August 31 2004.

Sales and Cost of sales: There were no sales and cost of sales for the three-months and nine months ended May 31, 2005. All of the sales and cost of sales for the three months and nine months ended May 31, 2004 were attributed to the business, which was discontinued on August 31, 2004.

Operating expenses: Operating expenses for the three months and nine months ended May 31, 2005 totaled $246,243 and $750,615. The operating expenses primarily consist of general and administrative expenses of $57,413 and $194,733 for the three and nine months ended May 31, 2005 and amortization of beneficial conversion feature on the convertible notes of $187,330 and $555,882 for the three months and nine months ending May 31, 2005. The accompanying financials do not show any operating expenses for three months and nine months ended May 31, 2004 because the operating expenses were related to the business, which was discontinued on August 31, 2004.

Liquidity and capital resources: Cash and cash equivalents at May 31, 2005 were $214 compared to $117 at May 31, 2004. The Company believes that current and anticipated future cash requirements for the next three months cannot be met.
The Company plans to raise necessary funds by bringing in business partners whose contributions would include necessary cash. There can be no assurance that new business partners will be secured and additional funding will be available on favorable terms, if at all. No assurance can be made, however, that the

Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

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

PART II. OTHER INFORMATION

On June 1, 2005, the Company's Board of Directors and the shareholders owning approximately 52% of the Company's common stock consented in writing to terminate the Company's status as a Business Development Company. After the termination is effected the Company will be governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

In May 2005, the Company renegotiated a prior agreement with it's former President, to pay him $11,848 instead of issuing him common stock valued at $11,848. The Company is obligated to pay the $11,848 on or before December 31, 2005.

Company expects to file a form as N-54C, Notification of a Withdrawal of as a Business Development Company, on or about July 18th, 2005.

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Form 8-K
         Filed on April 11, 2005 - SEC Film No. 05750484, Incorporated by reference
         Filed on April 25, 2005 - SEC Film No. 05859189, Incorporated by reference


(b) Exhibits

 Exhibit number and description

 31.1  Section 302 Certification

 32.1  Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: July 15, 2005                     GIANT JR. INVESTMENTS CORP.

                                         By: /s/ Javan Khazali
                                         --------------------------
                                         Javan Khazali, Chief Executive
                                         Officer and Chief Financial Officer