Form 10KSB
period 2005-08-31
Giant Jr. Investments Corp.
filed 2005-11-25
CIK 1107998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005

      |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act Of 1934

                         Commission File Number 0-32923


                           FINANCIAL MEDIA GROUP, INC.
                     (formerly, Giant Jr. Investments Corp.)
                 (Name of Small Business Issuer in its charter)



             Nevada                                             33-0198542
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                  2355 Main Street, Suite 120, California 92614
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (949) 486-1711

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
                               Title of each class

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         COMMON STOCK $0.001 PAR VALUE

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. |X|

Issuer's Revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 21, 2005 (based upon the average of the bid and asked prices of these shares on the Over-the-Counter:BB) was $887,703.

The number of shares of the registrant's Common Stock outstanding as of November 21, 2005 was 4,394,530.

PART I

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 1. Description of Business

GENERAL

On June 1, 2005, shareholders of Financial Media Group, Inc. (formerly "Giant Jr. Investments Corp.", "Giant Jr."), ("Financial Media", "We" or "Company") who collectively owned a majority of the issued and outstanding shares of the Company consented in writing to terminate the Company's legal status as a Business Development Company ("BDC") as defined under Section 2(a) (48) of the Investment Company Act of 1940 (THE "1940 Act"), as amended. After the termination of such status, the Company has been governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

Financial Media had been a BDC only since September 2004 and is currently in the development stage. The Company had intended to provide equity and long-term debt financing to small and medium-size private companies in different industries throughout the United States. The Company was also intending to invest in small public companies that lack access to capital through conventional financing facilities. The Company's investment objective was to achieve long-term capital appreciation rather than current income, on its investments. Because the Company's investment activity was always limited by its lack of working capital and because of the high cost attributable to compliance under the 1940 Act, the Company terminated its BDC status. Since June 2005, the Company has been inactive except in its search to merge or acquire an operating business. See "Subsequent Events."

CORPORATE HISTORY

The Company was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC, and in September 1998, the Company changed its name to ESSXsport Corp. At that time, the Company had no assets and no liabilities. From September 1998 until August 31, 2004 the Company was primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities. The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

On March 1, 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting. On May 20, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments, Corp."

On June 30, 2004, the Company filed with the Securities and Exchange Commission ("SEC") to become a business development company ("BDC") under the 1940 Act and on September 1, 2004 it began its BDC operations. A BDC's principal business is to provide capital and management expertise to companies that need financing. The Company may also invest in other securities; however, such investments may not exceed 30% of the company's total asset value at the time of such investment.

On June 1, 2005, the Company terminated its BDC status and on August 1, 2005, the Company's shareholders approved an amendment to the Articles of Incorporation changing the Company's name to "Financial Media Group, Inc.".

Plan of Operations
Since the termination of its BDC status in June 2005, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

General Business Plan
The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, or which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition and depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with assets and expectations of growth. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Competition
The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


Investment Company Act of 1940
Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

                                  RISK FACTORS

The Company's majority stockholder has the ability to effectively control substantially all actions taken by stockholders.


Smart Energy Group, Inc. owns 3,000,000 shares of the Company's common stock and controls approximately 68.2% of the aggregate voting power of all outstanding shares. Accordingly, Smart Energy Group, Inc. can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

The price of the Company's common stock has been volatile and could continue to fluctuate in the future.


The market price for shares of the Company's common stock has been volatile and has fluctuated substantially. Broad market fluctuations, general economic and political conditions and the discontinuance of the Company's operations may also adversely affect the market price of the common stock.

Scarcity of, and competition for business opportunities and combinations.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

The Company has executed a formal agreement for a business combination with WallStreet Direct, Inc. There is no assurance that this transaction will close. See "Subsequent Events."

There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter in to a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of percentage share ownership following business combination and possible dilution.

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. In addition, any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of the shares held by the Company's then shareholders, including significant reverse stock splits.

The Company does not anticipate paying cash dividends on its common stock.

The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Going Concern

The Company does not anticipate paying cash dividends on its common stock.

The Company's auditors have issued a "going concern" qualification in the audit report on the financial statements of the company for the year ended August 31, 2005 due to the continuing losses from operations, which indicates the potential for business failure of the company.

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

EMPLOYEES

As of August 31, 2005, the Company had 1 employee.

SUBSEQUENT EVENTS

On September 19, 2005, the Company entered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the "Agreement"), pursuant to which the Company will acquire all of the issued and outstanding common stock of Wallstreet Direct, Inc. ("Wallstreet") in exchange for up to 20,000,000 shares of the Company's common stock. Upon the closing of the exchange transaction, (a) Wallstreet will become a wholly-owned subsidiary of the Company; and (b) the current Company shareholders will own 4,394,530 shares, or approximately 18%, of the issued and outstanding shares of the Company's common stock, and the former shareholders of Wallstreet will own 20,000,000 shares, or approximately 82%, of the issued and outstanding shares of the Company's common stock.

The closing is subject to various terms and conditions, including among other things, the completion of due diligence, the approval of the Board of Directors of the Company, the approval of the Board of Directors and the shareholders of Wallstreet and the receipt by the Company of audited financial statements of Wallstreet. It is anticipated that the present management of both the Company and Wallstreet will remain in place after the Closing.

The transaction, which is intended to be structured as a tax-free reorganization, is scheduled to close at the end of November 2005, however, there is no assurance that it will close within that time frame or at all.

Item 2. Properties

As of August 31, 2005, Registrant did not own or lease any real property. On September 1, 2005, the Registrant occupied its current office space on a month-to-month lease at $500 per month from a company affiliated to the Registrant.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, and to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock, par value, $0.001 per share ("Common Stock") is traded on the Over the Counter NASDAQ Electronic Bulletin Board ("OTC") under the symbol "FNGP.OB" The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.





             2003                   High Bid                  Low Bid
             ----                   --------                  -------

      First Quarter                  $0.04                     $0.01
      Second Quarter                 $0.25                     $0.01
      Third Quarter                  $0.06                     $0.01
      Fourth Quarter                 $0.06                     $0.02

            2004                    High Bid                  Low Bid
            ----                    --------                  -------

      First Quarter                  $0.10                     $0.015
      Second Quarter                 $0.10                     $0.04
      Third Quarter                  $0.08                     $0.02
      Fourth Quarter                 $0.006                    $0.007

            2005                    High Bid                  Low Bid
            ----                    --------                  -------

      First Quarter                  $0.78                      $0.30
      Second Quarter                 $1.20                      $0.35
      Third Quarter                  $0.74                      $0.15
      Fourth Quarter                 $0.30                      $0.17

Holders

On November 21, 2005 the "bid" price for the Registrant's common stock on the OTC Bulletin Board was $1.05 per share. On November 21, 2005, there were approximately 460 shareholders of record of the Registrant's common stock.

On December 2, 2004, the Registrant's stockholders approved an amendment to the Registrant's Articles of Incorporation to a reverse-split of the Registrant's issued and outstanding common stock 100 to 1.

The total aggregate number of shares of all classes of capital stock, which the Registrant has authority to issue is 305,000,000 of which 300,000,000 are shares of common stock, $0.001 par value and 5,000,000 are shares of preferred stock, $0.001 par value. On November 21, 2005 there were 4,394,530 shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividend on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

In February 2003, the Registrant issued 2,952,043 shares of its common stock to 16 individuals. Five were officers and directors and seven were professionals and consultants. These shares were issued for services rendered to the Registrant. Two venders were issued 350,000 shares for monies owed and 300,000 shares were issued in accordance with two endorsement agreements. The shares were valued at approximately $0.076 each, which was the fair market value on the date of issue.

In March 2004, the Registrant issued 60,000,000 shares of its common stock for the purchase of 4,800,000 shares of Miss Beverly Hills, Inc. ("MBH") common stock, representing approximately 30% of the issued and outstanding MBH common stock.

In May 2004, the Registrant entered into various consulting agreements with individuals to provide consulting services for which 30,450,000 shares were issued. The shares were valued at approximately $0.076 each, which was the ten
(10) day weighted average of the closing share price on the date of issue.

On August 15, 2005, the Company sold 3,000,000 shares of its common stock to a third party for cash consideration of $300,000.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Registrant's SEC filings and to discuss with the officers and directors of the Registrant the business and financial activities of the Registrant. All the investors acquired their shares for investment and not with a view toward distribution. Other than shares issued pursuant to a Form S-8 registration statement, all Certificates have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Registrant issued the shares in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Registration D, there under.

Warrants

At November 21, 2005, there was no warrants outstanding convertible to common stock. During the year ended August 31, 2005 and 2004, no warrants were converted into shares of common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of operations

The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has entered into an Agreement and Plan of Reorganization, as amended, to acquire Wallstreet Direct, Inc. Although the Company intends to close this transaction toward the end of November, 2005, there is no assurance that the acquisition will close. See "Subsequent Events."

Comparison of the fiscal years ended August 31, 2005 and August 31, 2004

The Company recorded a loss of $308,830 and $4,902,984 during the fiscal years ended August 31, 2005 and 2004, respectively.

The Company did not have any operations during fiscal 2005 and therefore, did not report any revenues in fiscal 2005. The Company's major operation in fiscal 2004 was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in baseball, basketball, volleyball and soccer, marketing directly to end users via the internet, catalog sales and trade shows. On August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

General and administrative expense was $249,663 and $379,039 for the years ended August 31, 2005 and 2004. The decrease in expenses resulted due to reduction in legal, administrative and payroll expenses in 2005 as compared to 2004. In fiscal 2004, the Company purchased as an investment 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH, a private entity, for 600,000 shares of Company's common stock valued at $1,920,000. MBH did not have significant operations and had no significant assets. The Company had no obligation to fund future operating losses. The Company recorded an equity loss of $1,920,000, equal to the investment amount in MBH in fiscal 2004. During fiscal 2005, the Company expended $13,430 in consulting fees to third parties for business and advisory services whereas in fiscal 2004, the Company issued 327,520 shares valued at $2,454,500 to the consultants for the consulting services.

The Company recorded $27,049 and $16,480 in interest expense for the fiscal years ended August 31, 2005 and 2004. In addition, the Company recorded a loss of $17,921 on sale of marketable securities held for sale during fiscal 2005 as compared to a gain of $1,140 during fiscal 2004.

Discontinued operations: On August 31, 2004, the Company discontinued its operations of its sporting gear and equipment under the brand name EssxSport and sold the business to former President. The Company incurred a loss of $154,266 for the year ended August 31, 2004 from the discontinued operations, and a gain of $20,961 from the disposition of the discontinued operations. The Company did not have any discontinued operations in fiscal 2005.

Comprehensive Loss: The Company records unrealized gain or loss on marketable securities as comprehensive income or loss. The company recorded an unrealized gain on marketable securities amounting to $14,800 during the year ended August 31, 2004 compared to $0 for the same period in 2005.

Liquidity and Capital Resources: The Company's principal capital requirements during the fiscal year 2006 are to fund the internal operations and the acquisitions of growth-oriented businesses. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions as a means to obtain new funding. The Company's management estimates that it currently has the funds to operate for at least three months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $308,830 for the year ended August 31, 2005 as compared to a net loss of $4,902,985 for the same period in 2004. Additionally, the Company's current liabilities exceeded its current assets by $279,130 at August 31, 2005. These factors and the Company's inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

Operating activities: Net cash used in operating activities for the year ended August 31, 2005 was $256,305. The increase in net cash used in operating activities resulted primarily due to the decrease in receivable of $19,080 and increase in accounts payable and accrued expenses of $23,581 in 2005.

Investing activities: Net cash provided by investing activities during the year ended August 31, 2005 was $63,480. Cash was provided by the proceeds from sale of investment stocks during fiscal 2005.

Financing activities: Net cash provided by financing activities during the year ended August 31, 2005 was $229,980. Cash was provided due to sale of shares valued at $300,000 and issuance of promissory notes of $161,931. The Company made payments of $231,951 in satisfaction of note payable during the year ended August 31, 2005.

As a result of the above activities, the Company experienced a net increase in cash and cash equivalents of $37,155 for the year ended August 31, 2005 as compared to a net decrease in cash of $10,569 for the year ended August 31, 2004. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the institutional investors or by selling its common shares and fulfilling its plan of restructuring as outlined above.

Application of critical accounting policies

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when merchandise is shipped to a customer.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Impact of accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Off Balance Sheet Arrangements

The Company has no off Balance Sheet arrangements at August 31, 2005.

Item 7. Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

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

Item 8B.  Other Information

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is information with respect to our directors and executive officers as of August 31, 2005.


Name                                  Age        Position
---------------------------------  ---------     ------------------------------------------------
Javan Khazali                         42         Chief   Executive   Officer,   Chief  Financial
                                                 Officer and Director
Diego Moya                            34         Director, Secretary
Dato'Sri Ram Sarma                    52         Director
A. Chandrakumanan                     42         Director
Dr. Conrad Loreto                     56         Director
Tom Hemingway                         47         Director

Javan Khazali became the Chief Executive Officer, Chief Financial Officer and a director of the Company in November 2004. Mr. Khazali has over eighteen years of experience at senior executive level in both private and public sectors with main focus on services, telecommunications and financial media industry segments. He has broad based experience in the areas of corporate restructuring & reorganization, business development, operations, and management consulting. Mr. Khazali joined Cypost Corporation ("Cypost") as Vice President (Administration) in 2001 and was promoted to become CEO of the Company from 2002 to 2003. In 2003, the directors of Cypost filed a Chapter 7 Bankruptcy. During the bankruptcy proceedings Mr. Khazali assisted the Company in financial distress negotiations, bankruptcy litigations and helped resolve disputes between Cypost and debt holders, lenders, bank groups and equity holders. >From 1985 to 2000, Mr. Khazali held numerous senior level positions in the food service sector including as a managing partner of two successful restaurants located in Western Canada. He also served as the director of operations of privately held restaurant chain located in various cities of United States and Western Canada having over 300 employees.

Diego Moya became a director in October 2004 and has been involved in several high finance projects over the last ten years. In 1994, Mr. Moya joined World Class Network (ECN), a direct sales company involved in the distribution of travel tutorials. In his employment with WCN, Mr. Moya was instrumental in developing the Company's direct sales strategies. Mr. Moya has also worked as a distribution and operations consultant for several MLM companies. Mr. Moya also worked as a research analyst, assisting insurance brokers with research and product education. Mr. Moya was an all-state champion for the National Soccer League and is an avid surfer and musician.

Dato'Sri Ram Sarma is an active board member of several public companies including a renowned infrastructure company listed on the Kuala Lumpur Stock Exchange. He brings a strong network in international financial arena, especially in South East Asia. Presently he is the Group Chairman and CEO of the SRS Group, which comprises of several diversified companies in several business segments like Trading, Construction, Manufacturing, Information, Technology and Management Consulting. SRS Group is a major Asian company located in Kuala Lumpur, Malaysia. Mr. Sarma has been serving as a Director of the Company since July 1999.

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

Dr. Conrad Loreto became a director in August 2004 and brings his business leadership, holistic medical knowledge, product development and creative talents. Presently he is working as a Chief Executive Officer of Miss Beverly Hills, a privately held private labeling and licensing company based in Beverly Hills, California. Dr. Loreto worked in the music business with many Rock & Roll greats - Jimi Hendrix, The Rolling Stones, The WHO, Stevie Wonder, The Grateful Dead, and James Taylor, to name a few. He was one of the organizers of the famous Woodstock festival in 1969. He also received his Doctorate in Naturopathy from Clayton Naturopathic College in 1983. He enjoyed a successful private practice for 22 years using acupuncture, holistic medicine and Neuro Linguistic Programming (NLP). Using his extensive medical knowledge, Dr. Loreto developed Health Dynasty, a line of nutritional products combining ancient Chinese formulas and modern western technology. Recently retired, Dr. Loreto has been counseling over 200 independent pharmacists offering alternative guidelines for their patients. Mr. Loreto has been recently elected as a Director of the Company in August 2004.

Tom Hemingway became a director in November 2004 and brings nearly two decades of management experience in the areas of artificial intelligence, home automation and network systems. Mr. Hemingway is currently Chairman and CEO of Mergence Corporation (OTCBB: MRGN). He was a co-founder of eSynch (NASD: ESYN) and served as its CEO from 1998 until 2003. From 1995 to 1998, he was president of Intermach Corporation. Mr. Hemingway is a member of the Presidents Council of Economic Review. Mr. Hemingway completed his studies at State University New York, in Albany, New York and attended San Francisco State University for additional courses.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held six (6) meeting during the fiscal year ended August 31, 2005. No director attended fewer than 75% of the meetings of the Board. The Board currently has two committees, the Audit Committee and Compensation and Stock Option Committee established in January of 2005 to comply with the Sarbanes Oxley Act. The chairman of the Audit Committee is Tom Hemingway.

Mr. Javan Khazali, CEO, is the only full time employee of the Company. None of the other Directors of the Company were paid any compensation for their services as a director during the fiscal years ended August 31, 2005 and 2004. No family relationships exist between any of the executive officers or directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required Form 3's and up to date Form 4's for the directors have been filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

Item 10.  Executive Compensation.

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last three completed fiscal years.

                                                  SUMMARY COMPENSATION TABLE

                                 Long-Term Compensation                             Long-Term Compensation
                      ------------------------------------------- ----------------------------------------------------
                                                                              Number of
                                                                  Restricted  Shares
                      Year    Salary    Bonus    Other Annual     Stock       Underlying     LTIP      All Other
                                                 Compensation     Awards      Options       Payouts    Compensation
                                 ($)    ($)
Javan Khazali(1)      2005    61,000     -0-     -0-              -0-         -0-           -0-        -0-
Imran Firoz(2)        2005    17,848     -0-     -0-              -0-         -0-           -0-        -0-
Imran Firoz           2004    15,000     -0-     -0-              -0-         -0-           -0-        -0-
Bruce Caldwell        2004    48,000     -0-     -0-              -0-         -0-           -0-        -0-
Bruce Caldwell        2003    48,000     $500    400,000(3)       -0-         -0-           -0-        -0-


(1) Mr. Khazali was appointed President of the Company on November 1, 2004.
(2) Mr. Feroz resigned as President of the Company on November 1, 2004.
(3) Mr. Caldwell received 400,000 shares for work related contributions to the Company in the 2nd quarter 2003. Mr. Caldwell resigned as of August 31, 2004.

Employment and Related Agreements

None.

Compensation of Directors

The directors of the Company did not receive any compensation for serving on the Board during the fiscal years ended August 31, 2005 and 2004, respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company's Common Stock as of August 31, 2005 - (a) each director of the Company, (b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                                                             No. of shares
     Name                                                    Beneficially          Percent of
                                                             Owned                 Class
-------------------------------------------------------------------------------------------------
Javan Khazali, CEO, CFO and Director                            25,000                   *
Dato'Sri Ram Sarma, Director                                    42,799                   * (1)
A. Chandrakumanan, Director                                     42,799                   * (2)
Tom Hemingway, Director                                              0                   0
Dr. Conrad Loreto, Director                                          0                   0
Diego Moya, Director and Secretary                                   0                   0

Forest Glenneyre & Associates, Inc.
202 N. Curry Street, #100
Carson City, Nevada 89703                                      433,500                  9.8%
Smart Energy Group,
Inc.
23120 Alicia Pkwy, Suite
200 Mission Viejo, CA 92692                                  3,000,000                 68.2%

Officers and Directors as a Group (6 individuals)              115,598                  2.5%
     * Less than 1%

(1) Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Sarma owns 50% interest.
(2) Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.

Stock Option Plan

None.

Employee Benefit Plan

None.

Warrants

The Company did not have any warrants outstanding at August 31, 2005.

Stock Split

On December 2, 2004, the Registrant's stockholders approved an amendment to the Registrant's Articles of Incorporation that reverse-split the Registrant's issued and outstanding common stock 100 to 1.

Item 12: Certain Relationships and Related Transactions

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


PART IV.

Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit
No.                   Description of Document
---                   -----------------------

31.1 - Certification of Chief Executive Officer/Chief Financial Officer

32.1 - Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
       Section 1350

Reports on Form 8-K:

During the last quarter covered by this Report, the Company filed the following Current Report Form 8-K: Unregistered sale of securities, SEC File No. 000-32923, Film No. 051038847, incorporated by reference.

Item 14.  Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended August 31, 2005, as contained in the Annual Report, are estimated and included for the fiscal year ended August 31, 2005.

                              Year ended August 31,
                               2005           2004
                           ------------   ------------

      Audit Fees           $     32,000   $     32,000

      Audit-Related Fees   $         --   $         --

      Tax Fees:            $         --   $      1,500

      All Other Fees:      $         --   $         --

(i) The Audit Committee requires that prior to the engagement of the Company's principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FINANCIAL MEDIA GROUP, INC.

                                          By:
                                             /s/Javan Khazali
                                             ---------------------------------
                                             Javan Khazali, CEO and CFO

                                             Date: November 21, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 21st day of November 2005

  SIGNATURES                                  TITLE

  /s/Javan Khazali
  -----------------------------------------   Chief Executive Officer,
  Javan Khazali                               Chief Financial
                                              Officer and Director

  /s/Diego Moya
  -----------------------------------------   Director and Secretary
  Diego Moya


  /s/Dr. Conrad Loreto
  -----------------------------------------   Director
  Dr. Conrad Loreto

  /s/Tom Hemingway
  -----------------------------------------   Director
  Tom Hemingway


  -----------------------------------------   Director
  A. Chandrakumanan


  -----------------------------------------   Director
  Dato'Sri Ram Sarma

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Financial Media Group, Inc. (formerly, Giant Jr. Investments Corp.)

We have audited the accompanying balance sheet of Financial Media Group, Inc. (formerly, Giant Jr. Investments Corp. (a Nevada corporation) as of August 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Media Group, Inc. as of August 31, 2005, and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $5,917,151 as of August 31, 2005 and has incurred net losses of $308,830 and $4,902,984 for the years ended August 31, 2005 and 2004. These factors as discussed in notes to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                          /s/ KABANI & COMPANY, INC.

                          CERTIFIED PUBLIC ACCOUNTANTS
                          Los Angeles, California
                          October 28, 2005

Part 1 - Financial Statements

                           FINANCIAL MEDIA GROUP, INC.
                     (FORMERLY, GIANT JR. INVESTMENTS CORP.)
                                  BALANCE SHEET
                                 AUGUST 31, 2005

                                     ASSETS

CURRENT ASSETS:
         Cash & cash equivalents                                         $    37,436
                                                                         -----------
                   Total assets                                          $    37,436
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                             $   209,066
         Note payable - officer                                                7,500
         Note payable                                                        100,000
                                                                         -----------
                   Total current liabilities                                 316,566

STOCKHOLDERS' DEFICIT
         Common stock, $0.001 par value; 300,000,000 shares authorized
         4,394,530 shares issued and outstanding                               4,395
         Additional paid in capital                                        5,633,626
         Accumulated deficit                                              (5,917,151)
                                                                         -----------
                   Total stockholders' deficit                              (279,130)

                                                                         -----------
                   Total liabilities and stockholders' deficit           $    37,436
                                                                         ===========

   The accompanying notes are an integral part of these financial statements.

                        FINANCIAL MEDIA GROUP, INC.
                  (FORMERLY, GIANT JR. INVESTMENTS CORP.)
                         STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED
                                                                                AUGUST 31,
                                                                   2005           2004
                                                                -----------    -----------
Net revenues                                                    $        --    $        --
                                                                -----------    -----------

Operating expenses
            General and administrative                          $   249,663    $   379,039
            Loss on equity investment                                    --      1,920,000
            Consulting expenses                                      13,430      2,454,500
                                                                -----------    -----------
                  Total operating expenses                          263,093      4,753,539

                                                                -----------    -----------
Loss from operations                                               (263,093)    (4,753,539)
                                                                -----------    -----------

Non-Operating (Income) Expense:
           Interest expense                                          27,049         16,480
           (Gain) Loss on sale of marketable securities              17,921         (1,140)
           Other income                                                 (33)            --
                                                                -----------    -----------
                  Total non-operating expense                        44,936         15,340
                                                                -----------    -----------

Loss from continuing operations before income tax                  (308,030)    (4,768,879)

  Provision for income tax                                              800            800

                                                                -----------    -----------
Loss from continuing operations                                    (308,830)    (4,769,679)

Discontinued operations
           Loss from operations of discontinued operations               --       (154,266)
           Gain on disposal of subsidiary                                --         20,961

                                                                -----------    -----------
Loss on disposal of subsidiary, net                                      --       (133,305)

                                                                -----------    -----------
Net loss                                                        $  (308,830)   $(4,902,984)

Other comprehensive gain:
           Unrealized gain on marketable securities                      --         14,800
           Reclassification adjustment                              (14,800)            --

                                                                -----------    -----------
Comprehensive Loss                                              $  (323,630)   $(4,888,184)
                                                                ===========    ===========

Basic and diluted loss per share from continuing operations     $     (0.22)   $     (5.34)
                                                                ===========    ===========

Basic and diluted loss per share from discontinued operations   $        --    $     (0.15)
                                                                ===========    ===========

Basic and diluted net loss per share                            $     (0.22)   $     (5.49)
                                                                ===========    ===========

Basic and diluted weighted average shares outstanding             1,435,596        892,416
                                                                ===========    ===========

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

* The basic and diluted net loss per share has been stated to retroactively effect 100:1 reverse split on December 1, 2004.


   The accompanying notes are an integral part of these financial statements.

                           FINANCIAL MEDIA GROUP, INC.
                     (FORMERLY, GIANT JR. INVESTMENTS CORP.)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004


                                                    Common Stock          Additional    Unrealized    Accumulated
                                                 Shares       Amount    Paid in Capital Gain (Loss)      Deficit         Total
                                              -----------   -----------   -----------   -----------    -----------    -----------
Balance at August 31, 2003                        410,480   $       410   $   707,843   $        --    $  (705,337)   $     2,916
Issuance of shares for services                   327,520           328     2,496,153            --             --      2,496,481
Issuance of shares for payment of expenses          6,500             7         6,493            --             --          6,500
Issuance of shares for investment                 600,000           600     1,919,400            --             --      1,920,000
Issuance of shares for cash                        50,000            50        49,950            --             --         50,000
Beneficial conversion feature                          --            --       156,787            --             --        156,787
Unrealized gain on marketable securities               --            --            --        14,800             --         14,800
Net loss for the year ended August 31, 2004            --            --            --    (4,902,984)    (4,902,984)
                                              -----------   -----------   -----------   -----------    -----------    -----------
Balance at August 31, 2004                      1,394,500         1,395     5,336,626        14,800     (5,608,321)      (255,500)

Issuance of shares for cash                     3,000,000         3,000       297,000            --             --        300,000
Loss on marketable securities                          --            --            --       (14,800)            --        (14,800)
Issuance of fraction shares                            29            --
Net loss for the year ended August 31, 2005            --            --            --            --       (308,830)      (308,830)
                                              -----------   -----------   -----------   -----------    -----------    -----------
Balance at August 31, 2005                      4,394,530   $     4,395   $ 5,633,626   $        --    $(5,917,151)   $  (279,130)
                                              ===========   ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           FINANCIAL MEDIA GROUP, INC.
                     (FORMERLY, GIANT JR. INVESTMENTS CORP.)
                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED
                                                                    AUGUST 31,
                                                                 2005            2004
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $   (308,830)   $ (4,902,984)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                 --         156,787
         Deposit expensed                                           1,045              --
         (Gain) loss on sale of stock                              17,920          (1,140)
         Loss on disposal of subsidiary, net                           --         133,305
         Issuance of shares for consulting services                    --       2,454,500
         Impairement of assets                                         --       1,920,000
         (Increase) decrease in current assets:
                Receivables                                        19,080         (21,280)
                Inventory                                              --          48,896
                Deposits                                               --           1,684
         (Decrease) increase in current liabilities:
                Accounts payable and accrued expense               23,581          (6,928)
                Due to factor                                      (9,101)             --
                                                             ------------    ------------
                 Net cash used in operating activities           (256,305)       (217,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash received from the sale of investment stock           63,480           2,140
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash received from stock issuances                       300,000          50,000
         Payment of notes payable                                (231,951)        (18,200)
         Payment of long term debts                                    --         (15,556)
         Proceeds from loan                                            --          88,220
         Proceeds from note payable                               161,931         100,000
                                                             ------------    ------------
                 Net cash provided by financing activities        229,980         204,464

                                                             ------------    ------------
NET  INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                37,155         (10,556)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            281          10,837

                                                             ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $     37,436    $        281
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                           FINANCIAL MEDIA GROUP, INC.
                     (FORMERLY, GIANT JR. INVESTMENTS CORP.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 ORGANIZATION AND QUASI-REORGANIZATION

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

On March 1, 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting. The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. The Company's Chief Executive Officer is also an officer of MBH. As of August 31, 2005, MBH Shareholders has appointed one nominee as a Director of the Company.

On April 9, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments, Corp."

On July 1, 2004, the Company elected to become a business development company
(BDC), regulated pursuant to Section 54 of the Investment Company Act of 1940. The company's core focus was to invest in growth businesses mainly in the private sector and thinly traded public U.S companies as specified under the guidelines of Section 55 (a) of Investment Company Act of 1940. The Company made available significant managerial assistance to its portfolio companies in the areas of strategic planning & corporate development, investor awareness, corporate finance and M&A.

The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. (Note 11).

On June 1, 2005, shareholders who collectively owned 723,098 common shares or 52% of the issued and outstanding common shares of the Company consented in writing to terminate the Company's legal status as a Business Development Company ("BDC") as defined under Section 2(a) (48) of the Investment Company Act of 1940, as amended. After the termination, the Company is governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

On August 1, 2005, the Company's shareholders approved amending the Articles of Incorporation to change its name to "Financial Media Group, Inc."


NOTE 2 DESCRIPTION OF BUSINESS

The Company's current plan is to acquire an interest in business entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets to develop a new product or service, or for other corporate purposes.

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

The Company also acquired a 30% interest in Miss Beverly Hills Inc. (MBH), a privately held company based in Beverly Hills, California. The Company is providing managerial assistance to MBH in the areas of strategic planning & corporate development. Since MBH does not have significant operations and has no significant assets, the Company recorded an impairment of the equity investment amounting to $1,920,000 for the year ended August 31, 2004.

Effective August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.


NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of August 31, 2005, the reserve for bad debts was $0.

Inventories

Inventories are valued at the lower of cost or market (determined on a first-in, first-out basis). Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to there market value, if lower than cost. There were no inventories as of August 31, 2005.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2005 and 2004 were $1,300 and $3,288, respectively.

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

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 4 RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.


NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
            Accounts payable                                        $   130,386
            Accrued payroll                                              24,400
            Accrued taxes                                                14,819
            Accrued expenses                                             29,644
            Accrued interest                                              9,817
                                                                    -----------
                                                                    $   209,066
                                                                    ===========

NOTE 6        NOTES PAYABLE

Note payable - officer due on demand, bearing an annual
interest rate of 8%, unsecured                                        $   7,500
                                                                      =========

Note payable to third party, due on December 31, 2005, bearing an
annual interest rate of 9%, unsecured                                 $ 100,000
                                                                      =========

The Company raised funding through the placement of convertible promissory notes in the amount of $100,000 during the period ended August 31, 2004. These convertible notes were essentially demand notes that have a fifteen-month term and bear interest at the rate of 8% per year. The note-holder had a right to convert the debt into common stock of the Company at $0.01 per share. The conversion could be done on or before the expiration or maturity date of the note. The convertible notes were secured by the assets of the Company.

On June 1, 2005, the Company renegotiated its convertible note with the third party and executed an unsecured promissory note which is not convertible, carrying an interest rate at 9% per annum, and due and payable on or before December 31, 2005.

Interest expense on note payable to officer amounted to $900 and $0 for the years ended August 31, 2005 and 2004. Total interest expense on promissory notes amounted to $27,049 and $16,480 for the years ended August 31, 2005 and 2004, respectively.

NOTE 7 MARKETABLE SECURITIES


The Company's investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of August 31, 2005.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company did not have any marketable securities as of August 31, 2004. The Company sold all of its marketable securities during the year ended August 31, 2005 and recorded a loss of $17,921 in the accompanying financial statements as follows:

                                         Cost Basis   Sale Proceeds Realized loss

Marketable securities-common stock       $   81,401    $   63,480     $  17,921
                                         ==========    ==========     =========

NOTE 8 COMMON STOCK AND PAID IN CAPITAL

On August 15, 2005, the Company sold 3,000,000 shares of its common stock to a third party for a cash consideration of $300,000.

On November 2, 2004, the Company agreed to issue 13,900 post split shares to former employee for services rendered amounting to $11,848. In May 2005, the company renegotiated the agreement with the former employee to pay him $11,848 instead of issuing him common stock valued at $11,848. On August 28, 2005, the Company paid a cash consideration $11,848 to settle its obligations with the former employee.

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004. All shares and per share data have been retroactively restated to reflect these stock splits.

NOTE 9 INCOME TAXES

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided other than minimum franchise taxes paid to the State.

Through August 31, 2005, the Company incurred net operating losses of $3,624,094 for federal tax purposes of and $2,109,592 for state tax purposes . The net operating loss carry-forward may be used to reduce taxable income through the year 2020. The availability of the Company's net operating loss carry-forwards are subject to a limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:
                                                           August 31,
                                                              2005

         Tax benefit of net operating loss carryforward   $ 1,355,000
         Valuation allowance                               (1,355,000)
                                                          -----------
         Net deferred tax asset                           $        --
                                                          ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                           August 31, 2005  August 31, 2004
                                                           ---------------  ---------------

         Tax expense (credit) at statutory rate-federal      $    (95,700)   $(1,073,000)
         State tax expense net of federal tax                     (27,300)      (159,000)
         Changes in valuation allowance                           123,000      1,232,000
                                                             ------------    -----------
         Tax expense at actual rate                          $         --    $        --
                                                             ============    ===========

The valuation allowance increased by $123,000 to $1,355,000 through the year ended August 31, 2005.


NOTE 10 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS



The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for the franchise tax during the years ended August 31, 2005 and 2004. The Company paid $16,831 and $8,340 of interest during the years ended August 31, 2005 and 2004, respectively.


NOTE 11 LOSS ON DISPOSAL OF SUBSIDIARY

The Company did not sell any operations during the year ended August 31, 2005. On August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director and applied it towards the notes payable to officer for $137,153. The inventory was valued on books at $76,636 and the property and equipment were valued at net book value of $39,556. The Company recorded a gain of $20,961 on disposal of subsidiary, which is reflected on the income statement. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. The Company incurred a loss of $154,266 for the year ended August 31, 2004 from the discontinued operations. This amount has been separately reflected on the statement of operations for the year ended August 31, 2004. The Company incurred a net loss of $133,305 on the disposal of the subsidiary which has been reflected on the income statement.

             Loss from operations of discontinued operations     $(154,266)
             Gain on disposal of subsidiary                         20,961

                                                                 ---------
             Loss on disposal of subsidiary, net                 $(133,305)
                                                                 =========

NOTE 12 GAIN OR LOSS ON SALE OF INVESTMENT

During the year ended August 31, 2005, the Company sold all of its remaining 740,000 shares held as investment in marketable securities for sale and recognized a loss of $17,921. The Company sold 10,000 shares of stock held as investment in marketable securities and recognized gain of $1,140 during the year ended August 31, 2004.


NOTE 13 RELATED PARTY TRANSACTIONS

On August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director and applied it towards the notes payable to officer for $137,153. The inventory was valued on books at $76,636 and the property and equipment has been valued at net book value of $39,556. The Company recorded a gain of $20,961 on settlement of debt which is reflected on the income statement. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport", all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc. The President and the director of the Company resigned effective August 31, 2004 after the consummation of the above transaction.

NOTE 14 GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $5,917,151 on August 31, 2004. The Company has incurred a net loss of $308,830 for the year ended August 31, 2005. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the year ended August 31, 2005, towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next twelve months.


NOTE 15 SUBSEQUENT EVENTS

On September 19, 2005, the Company entered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the "Agreement"), pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of Wallstreet Direct, Inc. ("Wallstreet") in exchange for up to 20,000,000 shares of the Company's common stock. Upon closing of the exchange transaction, Wallstreet will become a wholly-owned subsidiary of the Company, and the current Company shareholders will own 4,394,530 shares or 18% of the issued and outstanding shares of the Company's common stock, and the former shareholders of Wallstreet will own 20,000,000 shares or 82% of the issued and outstanding shares of the Company's common stock. The transaction is yet to consummate.