Form 10QSB
period 2005-11-30
Financial Media Group, Inc.
filed 2006-01-17
CIK 1107998

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-32923

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
(Name of Small Business Issuer in its Charter)

NEVADA	33-0198542
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

2355 Main Street, Suite 120, Irvine, CA 92614

Address of principal executive office
(949)-486-1711
Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of November 30, 2005, 4,394,530 shares of Common Stock were outstanding.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)

TABLE OF CONTENTS

Report on Form 10-QSB
for the quarter ended
November 30, 2005

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheet at November 30, 2005 (Unaudited)

Condensed Statement of Operations for the Three Month Periods ended November 30, 2005 and 2004 (Unaudited)

Condensed Statement of Cash Flows for the Three Month Periods ended November 30, 2005 and 2004 (Unaudited)

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

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR. INVESTMENTS CORP.)
BALANCE SHEET
NOVEMBER 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,868
Total assets	$1,868

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$204,474
Note payable - officer	7,500
Notes payable	135,000
Total current liabilities	346,974

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized
4,394,530 shares issued and outstanding	4,395
Additional paid in capital	5,633,626
Accumulated deficit	(5,983,127)
Total stockholders' deficit	(345,106)

Total liabilities and stockholders' deficit	$1,868

The accompanying notes are an integral part of these unaudited financial statements.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR. INVESTMENTS CORP.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Net revenues	$-	$-

Operating expenses
General and administrative	65,673	238,578
Loss from operations	(65,673)	(238,578)

Non-Operating (Income) Expense:
Interest expense	2,950	4,078
(Gain) Loss on sale of marketable securities	-	13,597
Other income	(3,447)	-
Total non-operating (income) expense	(497)	17,675

Loss before income tax	(65,176)	(256,254)

Provision for income tax	800	800

Net loss	(65,976)	(257,054)

Other comprehensive gain (loss):
Unrealized (loss) on marketable securities	-	(2,955)

Comprehensive Loss	$(65,976)	$(260,009)

Basic and diluted net loss per share	$(0.02)	$(0.18)

Basic and diluted weighted average shares outstanding	4,394,529	1,394,500

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

* The basic and diluted net loss per share has been stated to retroactively effect 100:1 reverse split on December 1, 2004.

The accompanying notes are an integral part of these unaudited financial statements.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR. INVESTMENTS CORP.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,976)	$(257,054)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares to be issued for payroll expense	-	11,848
Depreciation and amortization	-	185,294
Loss on sale of marketable securities	-	13,597
(Increase) decrease in current assets:
Receivables	-	19,080
(Decrease) increase in current liabilities:
Accounts payable and accrued expense	(4,592)	(43,883)
Due to factor	-	(9,101)
Net cash used in operating activities	(70,568)	(80,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of investment stock	-	46,133

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	-	33,805
Proceeds from note payable	35,000	-
Net cash provided by financing activities	35,000	33,805

NET DECREASE IN CASH & CASH EQUIVALENTS	(35,568)	(281)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	37,436	281

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,868	$-

The accompanying notes are an integral part of these unaudited financial statements.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR. INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF BUSINESS

Financial Media Group, Inc. was incorporated in Nevada in 1984 as Southern Development Company, Inc. (SDC). In December 1994, SDC merged with Integrated Communications Access Network, Inc. (ICAN). ICAN's main business activity centered on the interactive television and telecommunications industries. In March 1996, ICAN changed its name back to SDC. In September 1998, the Company, under new management, changed its name to EssxSport Corp. and changed its business focus to the sport equipment industry.

On March 1, 2004, the Company purchased 4,800,000 shares of common stock of Miss Beverly Hills, Inc. ("MBH"), representing 30% of the issued and outstanding common stock of MBH for 600,000 shares of Company's common stock. The investment in MBH has been recorded under the equity method of accounting. The Securities Exchange Agreement provides for the MBH Shareholders to have two of their nominees appointed directors of the Company. This would bring the number of directors of the Company to ten. As of November 30, 2005, MBH Shareholders have appointed one nominee as a Director of the Company.

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

The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales and trade shows. Effective August 31, 2004, the Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name “EssxSport”, all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

On June 1, 2005, shareholders who collectively owned 723,098 common shares or 52% of the issued and outstanding common shares of the Company consented in writing to terminate the Company’s legal status as a Business Development Company (“BDC”) as defined under Section 2(a) (48) of the Investment Company Act of 1940, as amended. After the termination, the Company is governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

On August 1, 2005, the Company’s shareholders approved amending the Articles of Incorporation to change its name to "Financial Media Group, Inc."

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2005 were filed on November 25, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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

INVESTMENTS

The equity method of accounting is used for all investments in associated companies in which the company’s interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce the receivables from the associated companies. The Company did not have any investments at November 30, 2005.

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

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY TRANSLATION

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

ISSUANCE OF SHARES FOR SERVICES

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2  RECENT PRONOUNCEMENTS

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

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at November 30, 2005:

Accounts payable	$131,088
Accrued payroll	20,650
Accrued taxes	18,994
Accrued expenses	20,985
Accrued interest	12,757

$204,474

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 NOTES PAYABLE

Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	$7,500

Note payable to third parties, due on August 31, 2006, bearing an annual interest rate of 9% to 12%, unsecured	$135,000

Interest expense on notes payable amounted to $2,950 (including $150 for interest to an officer) and $3,265 (including $0 for interest to an officer) for the three month periods ended November 30, 2005 and 2004, respectively.

NOTE 5 MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of November 30, 2005.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company did not sell any marketable securities during the three month period ended November 30, 2005. The Company sold marketable securities during the three month period ended November 30, 2004 and recorded a loss of $13,597 in the accompanying financial statements. Unrealized loss on November 30, 2004 amounted to $2,955.

NOTE 6 COMMON STOCK AND PAID IN CAPITAL

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. The reverse split was previously approved by the company's stockholders, and took effect on December 1, 2004. All shares and per share data have been retroactively restated to reflect these stock splits.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the three month period ended November 30, 2005 and 2004, respectively.

NOTE 9 INCOME TAXES

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided other than minimum franchise taxes paid to the State.

Through November 30, 2005, the Company had incurred net operating losses of $3,690,070 for federal tax purposes of and $2,175,568 for state tax purposes. The net operating loss carry-forward may be used to reduce taxable income through the year 2020. The ownership of the company changed by more than 50% during the year ended August 31, 2005, hence the net operating loss carry-forward would be limited as prescribed by the IRS rules.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

November 30, 2005
Tax benefit of net operating loss carryforward	$1,381,555
Valuation allowance	(1,381,555)
Net deferred tax asset	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

November 30, 2005
Tax expense (credit) at statutory rate-federal	$(20,449)
State tax expense net of federal tax	(5,832)
Changes in valuation allowance	26,281
Tax expense at actual rate	$-

The valuation allowance increased by $26,281 to $1,381,555 through the period ended November 30, 2005.

NOTE 10 GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $5,983,127 as of November 30, 2005. The Company has incurred a net loss of $65,976 for the three month period ended November 30, 2005. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended November 30, 2005, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY, GIANT JR INVESTMENTS CORP.)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 SUBSEQUENT EVENTS

On September 19, 2005, the Company entered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the “Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of Wallstreet Direct, Inc. (“Wallstreet”) in exchange for up to 20,000,000 shares of the Company’s common stock. The transaction completed on January 6, 2006 upon completion of the due diligence by both the parties. Upon closing of the exchange transaction, Wallstreet became a wholly-owned subsidiary of the Company. The current Company shareholders will own 4,394,529 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the former shareholders of Wallstreet will own 20,000,000 shares or 82% of the issued and outstanding shares of the Company’s common stock.

The acquisition of Wallstreet will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Wallstreet obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of Wallstreet, with Wallstreet being treated as the continuing entity. The historical financial statements to be presented will be those of Wallstreet. The continuing company has retained August 31 as its fiscal year end.

Item 2: Management’s Discussion and Analysis of Financial Condition

Description of Business

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

On May 20, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments, Corp."

On June 30, 2004, the Company filed with the Securities and Exchange Commission ("SEC") to become a BDC under the 1940 Act and on September 1, 2004 it began its BDC operations. A BDC's principal business is to provide capital and management expertise to companies that need financing. The Company may also invest in other securities; however, such investments may not exceed 30% of the company's total asset value at the time of such investment.

On April 11, 2005, the Company entered into a share exchange agreement, to acquire 16 million shares of Wall Street Direct, Inc. (“WSD”) representing approximately 40% of the issued and outstanding common shares of WSD, in exchange for 7 million common shares of the Company. On May 25, 2005, the Company and WSD mutually agreed to terminate the agreement citing the timing of merger was not right for both the companies.

On June 1, 2005, the Company’s Board of Directors and the shareholders owning approximately 52% of the Company’s common stock consented in writing and terminated the Company’s status as a Business Development Enterprise company. After the termination, the Company is governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

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

MISS BEVERLY HILLS INC.

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

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. For period ending November 30, 2005, market quotation for MBH securities is not available to assess the fair market value of our investment. From September, 2004 to November 30, 2005, MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment as determined in good faith, consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

Results of Operations: The results of operations of the Company for the three months ended November 30, 2005 and 2004 consisted of the operations of the Company. The Company reported net losses of $65,976 and $257,054 during the three months ended November 30, 2005 and 2004.

Sales and Cost of sales: There were no sales and cost of sales for the three-months ended November 30, 2005.

Operating expenses: Operating expenses for the three months ended November 30, 2005 and 2004 totaled $65,673 and $238,578, respectively. The operating expenses during the three months ended November 30, 2005 consisted of primarily legal and accounting fees of $34,654 incurred in completion of acquisition of WallStreet in September 2005 and payroll expenses of $23,029. The operating expenses during the three months ended November 30, 2004 consisted of payroll expenses of $20,178 and amortization of beneficial conversion feature expense of $185,294.

Liquidity and capital resources: Cash and cash equivalents at November 30, 2005 were $1,868 compared to $0 at November 30, 2004. The Company believes that current and anticipated future cash requirements for the next twelve months cannot be met. The Company plans to raise necessary funds by bringing in business partners whose contributions would include necessary cash. There can be no assurance that new business partners will be secured and additional funding will be available on favorable terms, if at all. No assurance can be made, however, that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

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

(a) Form 8-K
Filed on September 23, 2005 - SEC Film No. 051100432, Incorporated by reference

(b) Exhibits

Exhibit number and description

31.1 Section 302 Certification

31.2 Section 302 Certification

32.1 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Media Group, Inc.

Dated: January 17, 2006	By:	/s/ Albert Aimers
Albert Aimers, Chief Executive Officer