Form 10QSB
period 2006-04-19
Financial Media Group, Inc.
filed 2006-04-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 2006

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-32923

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
(Name of Small Business Issuer in its Charter)

NEVADA	33-0198542
-------------------------	-------------------------
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

2355 Main Street, Suite 120, Irvine, CA 92614
Address of principal executive office

(949)-486-1711
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

As of February 28, 2006, 24,393,237 shares of Common Stock were outstanding.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)

Report on Form 10-QSB
for the quarter ended
February 28, 2006

PART 1 FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet at February 28, 2006 (Unaudited)

Consolidated Statements of Operations for the Three Month and Six Month Periods ended February 28, 2006 and 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Six Month Periods ended February 28, 2006 and 2005 (Unaudited)

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

Signatures and Certifications

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$115,625
Accounts receivable	70,925
Marketable securities	4,730,745
Other current assets	68,039
Total current assets	4,985,335

PROPERTY & EQUIPMENT, Net	80,057

$5,065,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	751,327
Accrued expenses	800,680
Deferred revenue	2,720,883
Loan payable to third parties	273,179
Current portion of note payable	100,000
Payable to officers	1,507,500
Total current liabilities	6,153,568

Long term debt - Officer	1,500,000

Commitments and contingencies	--

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, 24,393,238 shares issued and outstanding	24,395

Common stock to be issued	90,000
Unrealized gain on marketable securities	887,482
Retained deficit	(3,590,053)
Total stockholders' deficit	(2,588,176)

Total liabilities and stockholders' deficit	$5,065,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)
(Unaudited)

	For the three months ended February 28,		For the six months ended February 28,
	2006	2005	2006	2005

Net revenues	$1,502,281	$490,388	$2,898,000	$716,633

Operating expenses
Selling, general & administrative	$1,004,717	$627,508	$1,691,967	$793,605
Depreciation	3,173	--	5,238	--
Impairment of marketable securities	485,452	--	1,055,452	--
Total operating expenses	1,493,342	627,508	2,752,658	793,605

Income (Loss) from operations	8,939	(137,120)	145,343	(76,971)

Non-operating income (expense):
Interest expense	(46,634)	(34,680)	(74,696)	(34,680)
Interest income	325	7,591	557	7,617
Realized loss on sale of marketable securities	(891,038)	(9,238)	(795,413)	(15,797)
Total non-operating income (expense)	(937,346)	(36,328)	(869,553)	(42,860)

Loss from operations before income taxes	(928,407)	(173,448)	(724,210)	(119,832)

Provision for income tax	2,400	800	2,400	800

Net loss	(930,807)	(174,248)	(726,610)	(120,632)

Other comprehensive gain (loss):

Unrealized gain (loss) on marketable securities	1,250,836	(72,254)	703,541	(48,865)

Comprehensive gain (loss)	$320,029	$(246,502)	$(23,069)	$(169,496)

Basic and diluted net income (loss) per share	(0.0437)	(0.009)	(0.034)	(0.006)

Weighted average shares of share capital outstanding
- basic and diluted	21,285,503	19,998,707	21,285,503	19,998,707

Weighted average number of shares used to compute basic and dilted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIOD ENDED FEBRUARY 28, 2006
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(726,610)	$(120,632)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,238	--
Revenues in exchange of marketable securities	(2,858,059)	(391,622)
Impairment of marketable securities	1,055,452	--
Loss on sale of marketable securities	795,413	15,797
(Increase) decrease in current assets:
Receivables	(70,925)	--
Other current assets	(49,123)	(78,917)
(Decrease) increase in current liabilities:
Accounts payable and accrued expense	330,102	338,876
Deferred revenue	197,930	324,907
Net cash used in operating activities	(1,320,582)	88,410

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received as part of acquisition	416	--
Cash paid to purchase property & equipment	(47,539)	--
Cash received from sale of marketable securities, net	929,557	55,915
Net cash provided by investing activities	882,434	55,915

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder received (paid)	273,179	(19,085)
Cash received for shares to be issued	90,000	--
	363,179	(19,085)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(74,969)	125,240

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	190,594	--

CASH & CASH EQUIVALENTS, ENDING BALANCE	$115,625	$125,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS

Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp. (“the Company”) was incorporated in Nevada in 1984 as Southern Development Company, Inc. (SDC). In December 1994, SDC merged with Integrated Communications Access Network, Inc. (ICAN). ICAN's main business activity centered on the interactive television and telecommunications industries. In March 1996, ICAN changed its name back to SDC. In September 1998, the Company under the new management changed its name to EssxSport Corp. and changed its business focus to the sport equipment industry.

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

On January 6, 2006, the transaction was completed. Upon closing of the exchange transaction, WallStreet became a wholly-owned subsidiary of the Company. The current Company shareholders will own 4,394,530 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the former shareholders of Wallstreet will own 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock.

The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet. The continuing company has retained August 31 as its fiscal year end.

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2005 were filed on November 25, 2005 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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

REVENUE RECOGNITION

The Company generates its revenue from advertising products related to marketing public companies and professional investment concerns through its financial media website.

Advertising products consist of Web-banner advertising, e-mail-based advertising and print advertising Web-banner advertising consists of continuous or rotating advertisements on the Company's online platforms. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign.

E-mail services are mailings to the list of subscribers to our financial media website, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be bought on a per-transmission basis, for which revenue is recorded when the transmission occurs, or on a fixed-fee monthly basis in which the client receives access to a fixed number of transmissions per month. The Company records the revenue on the fixed fee monthly e-mail services on a pro-rata basis over the term of the agreement.

The Company also generates advertising revenue from its print publication. The Company has determined fixed costs depending on size, and placement in the Company's print publication

All sources of revenue are recorded pursuant to Staff Accounting Bulletin (SAB) 104 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonable assured.

Payments received in advance of services provided are recorded as deferred revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

NOTE 2    RECENT PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

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

NOTE 3    MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of February 28, 2006.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company sold marketable securities during the three month and six month periods ended February 28, 2006 and recorded a loss of $891,038 and $795,413 in the accompanying financial statements. Realized loss for the three month and six month periods ended February 28, 2005 amounted to $9,238 and $15,797, respectively.

NOTE 4    ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2006:

Accrued interest	$ 241,223
Customer deposits	316,094
Accrued payroll	69,817
Accrued taxes	121,389
Other	52,157
-------------
$ 800,680

NOTE 5    NOTES PAYABLE

Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	$ 7,500
Notes payable to an officer, due January 31, 2007 and January 31, 2010, interest rate 6%, secured	3,000,000

3,007,500
Less current portion	(1,500,000)
$ 1,507,500

    Notes payable to third party third party, due on August 31, 2006 bearing an annual interest rate of 9%, unsecured                                                                                   $                       100,000

On January 15, 2005, Wallstreet Direct acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. in exchange for two $1,500,000 promissory notes, each carrying interest at 6% per annum, interest due quarterly. The first note for $1,500,000 is due and payable on or before January 31, 2007 and the second note for $1,500,00 is due and payable on or before January 31, 2010. If the annual billing is less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved.

Interest expense on notes payable amounted to $46,634 (including $44,534 for interest to officers) and $74,696 (including $71,809 for interest to officers) for the three months and six months period ended February 28, 2006 compared to $34,680 for the same periods ended February 28, 2005.

NOTE 6     LOAN PAYABLE

The Company has obtained loans from shareholders amounting to $273,179 as of February 28, 2006. Loans payable to shareholders are non-interest bearing, unsecured and payable on demand.

NOTE 7    COMMON STOCK AND PAID IN CAPITAL

The Board of Directors of the Company approved a one-for-one-hundred reverse split of its common stock on October 1, 2004. Subsequently, the reverse split was approved by the company's stockholders, and took effect on December 1, 2004. All shares and per share data have been retroactively restated to reflect these stock splits.

On January 6, 2006, the Company issued 19,998,707 shares to complete the acquisition of WallStreet. Upon closing of the exchange transaction, WallStreet became a wholly-owned subsidiary of the Company. The current Company shareholders retained 4,394,530 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the former shareholders of Wallstreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock.

During February 2006 through a private placement, the Company sold 90,000 units to six accredited investors for cash consideration of $90,000.00. Each unit sold consisted of one common share a redeemable Class C Warrant (the “Class C Warrant”) and a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc., ”). Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment and each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of the business on the date fixed for redemption. The Company had not issued the 90,000 shares and attached warrants as of February 28, 2006, and therefore has recorded the $90,000.00 as shares to be issued in the accompanying financial statements.

NOTE 8    BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 9    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the six month period ended February 28, 2006 and 2005, respectively.

NOTE 10    INCOME TAXES

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided other than minimum franchise taxes paid to the State.

Through February 28, 2006, the Company had incurred net operating losses of $4,350,704 for federal tax purposes of and $2,836,202 for state tax purposes. The net operating loss carry-forward may be used to reduce taxable income through the year 2020. The ownership of the Company changed by more than 50% during the year ended August 31, 2005, hence the net operating loss carry-forwards would be limited as prescribed by IRS rules.

The Company's total deferred tax asset is as follows:

February 28, 2006
Tax benefit of net operating loss carryforward	$ 1,644,715
Valuation allowance	(1,644,715)
Net deferred tax asset	$ --

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	Three month periods ended		Six month periods ended
	Febuary 28		Febuary 28
	2006	2005	2006	2005

Tax at federal statutory rate	$(315,658)	$(58,972)	$(246,231)	$(40,743)

State net of federal benefit	(54,167)	(10,120)	(42,253)	(6,991)

Valuation allowance	367,425	68,292	286,085	46,934

	$ 2,400	$ 800	$ 2,400	$ 800

NOTE 11    GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $3,590,053 as of February 28, 2006.The Company has incurred a net loss of $726,610 for the six month period ended February 28, 2006. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on for the next twelve months. Management devoted considerable effort during the period ended February 28, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 12    SUBSEQUENT EVENTS

During March 2006, through a private placement the Company sold 30,000 units to two accredited investors for cash consideration of $30,000.00. This private placement was terminated on March 16, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition

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

On September 19, 2005, the Company entered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the “Agreement”), pursuant to which the Company acquired all of the issued and outstanding common stock of WallStreet Direct, Inc. (“WallStreet” or “WSD”) in exchange for up to 20,000,000 shares of the Company’s common stock. The transaction completed on January 6, 2006, upon completion of the due diligence by both the parties. Upon closing of the exchange transaction, WallStreet became a wholly-owned subsidiary of the Company. The existing shareholders of the Company upon completion of the acquisition owned 4,394,530 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the shareholders of WallStreet owned 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock.

The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet. The continuing company has retained August 31 as its fiscal year end.

WallStreet owns and operates www.wallst.net, an online provider of financial news, media, tools and community-driven applications for investors. In addition to www.wallst.net, WallStreet organizes investor conferences, publishes a newspaper, and provides multimedia advertising solutions to small and mid-sized publicly traded companies.

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

On April 11, 2005, the Company entered into a share exchange agreement, to acquire 16 million shares of WallStreet Direct, Inc. (“WSD”) representing approximately 40% of the issued and outstanding common shares of WSD, in exchange for 7 million common shares of the Company. On May 25, 2005, the Company and WSD mutually agreed to terminate the agreement citing the timing of merger was not right for both the companies.

On June 1, 2005, the Company’s Board of Directors and the shareholders owning approximately 52% of the Company’s common stock consented in writing and terminated the Company’s status as a Business Development Enterprise company. After the termination, the Company is governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

On September 19, 2005, the Company reentered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the “Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of WallStreet in exchange for up to 20,000,000 shares of the Company’s common stock.

On January 6, 2006, the acquisition of WallStreet transaction was completed. Upon completion of the acquisition, WallStreet became a wholly-owned subsidiary of the Company and the current Company shareholders owned 4,394,530 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the former shareholders of WallStreet owned 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock.

Plan of operations

Since the termination of its BDC status in June 2005, the Company's objective has been to acquire business entities that will have experienced management and opportunities for growth in exchange for its securities.

Miss Beverly Hills Inc. (MBH) is a licensing vehicle currently focused in establishing a successful private labeling, media & entertainment, model agency, and other ventures capable of promoting its brand. The Company is intent on leveraging its "Miss Beverly Hills" brand name across a broad range of business opportunities.

Based on MBH's current business stage of development, Management has taken a conservative approach in valuation of MBH trademark and its operating business. MBH trademark has not been associated to any product or services, licensing and/or private labeling agreement, which is significant enough for Management to put a fair value on MBH investment. Consequently Management has attributed no value to MBH. However, Management believes that going forward MBH's management not only will undertake initiatives to create market price for its securities for which market quotation will be readily available on a stock exchange but also should be in a position to leverage its brand name to have a successful operating private labeling and licensing business. Until such initiatives are successfully carried out, the Company cannot realize any valuation from this investment.

Results of Operations: The consolidated results of operations of the Company for the six months ended February 28, 2006 consisted of the operations of the Company, its wholly-owned subsidiary WallStreet compared to the operations of WallSteet for the same periods in 2005. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported net losses of $930,807 and $726,610 for the three months and six months periods ending February 28, 2006 compared to $174,248 and $120,632 for the same periods in 2005.

Revenues: Revenues for the three months and six months periods ended February 28, 2006 were $1,502,281 and $2,898,000 compared to $490,388 and $716,633 for the same periods in 2005. Revenues increased by $1,011,893 (206%) and $2,181,367 (304%) during the three months and six months periods due to the Company’s expanded effort in marketing its services and gaining clients during the last six months.

Operating expenses: Selling, general and administrative expenses (S,G&A) for the three months and six months periods ended February 28, 2006 were $1,004,717 and $1,691,967 compared to $627,508 and $793,605 for the same periods in 2005. S,G&A expenses increased by $377,209 (60%) and $898,363 (113%) during the three months and six months ended February 28, 2006 as compared to 2005 primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility, and increase in legal costs due to the acquisition of its subsidiary. Impairment of marketable securities for the three months and six months ended February 28, 2006 were $485,452 and $1,055,452 compared to none for the same periods in 2005. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their value. Therefore, the Company took a conservation approach of recording the increased impairment expense. Depreciation expense for the three months and six months periods ended February 28, 2006 was $3,173 and $5,238 compared to none for the same periods in 2005.

Interest expense for the three months and six months periods ended February 28, 2006 was $46,634 and $74,696 compared to $34,680 for the same periods in 2005. Interest expense increased due to the interest charged on the $3 Million promissory note executed by the Company in January 2005. Realized loss on sale of marketable securities for the three months and six months ended February 28, 2006 was $891,038 and $795,413 compared to $9,238 and $15,797 for the same periods in 2005. The Company sold the non-performing marketable securities held in its possession and realized losses on sale prior to December 31, 2005 to take advantage of tax loss for benefit in future periods. Unrealized gains for the three months and six months periods ended February 28, 2006 were $1,250,836 and $703,541 compared to unrealized losses of $72,254 and $48,865 for the same periods in 2005. Unrealized gains resulted due to the increase in market value of the marketable securities held at February 28, 2006 and 2005, respectively.

Liquidity and capital resources: Cash and cash equivalents at February 28, 2006 were $115,625 compared to $125,240 at February 28, 2005. No assurance can be made, however, that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing, could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying financial statements, the Company incurred a loss of $726,610 for the six months ended February 28, 2006 compared to a loss of $120,632 for the same period in 2005. The Company’s current liabilities exceeded its current assets by $1,168,233 at February 28, 2006. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating activities: Net cash used in operating activities for the six months ended February 28, 2006 was $1,320,582. The increase in net cash used in operating activities resulted due to increase in receivables of $70,925 and other assets of $49,123, increase in accounts payable and accrued expenses of $330,102 and increase in deferred revenues of $197,930.

Investing activities: Net cash provided by investing activities for the six months ended February 28, 2006 was $882,434. The Company received $929,557 in cash proceeds from sale of marketable securities and expended cash in purchase of property and equipment of $47,539.

Financing activities: Net cash provided by financing activities for the six months ended February 28, 2006 was $363,179 due to loans received from the shareholders and $90,000 received from sale of shares to be issued.

As a result of the above activities, the Company experienced a net decrease in cash of $74,969 for the six months period ended February 28, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from the investors or by selling its common shares.

Caution regarding forward-looking statements

The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    a) Form 8-K -- Filed on January 12, 2006 - SEC Film No. 06526314, Incorporated by reference

    b) Exhibits

Exhibit number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2006	Financial Media Group, Inc.

By: /s/ Albert Aimers
--------------------------
Albert Aimers, Chief Executive Officer