Form 10QSB
period 2006-07-07
Financial Media Group, Inc.
filed 2006-07-11
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended May 31, 2006

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transitional period from ______ to ______

Commission File No. 0-32923

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
(Exact Name of Small Business Issuer in its Charter)

NEVADA	33-0198542
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

2355 Main Street, Suite 120, Irvine, CA 92614
(Address of principal executive office)

(949) 486-1711
(Issuer's telephone number)

 Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

As of July 11, 2006, the Company had 25,760,507 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY GIANT, JR. INVESTMENTS CORP.)

Report on Form 10-QSB
for the quarter ended May 31, 2006

PART I    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
CONSOLIDATED BALANCE SHEET
May 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$292,246
Accounts receivable	584,357
Marketable securities	4,419,065
Other current assets	63,136
Total current assets	5,358,804

PROPERTY & EQUIPMENT, Net	104,401

$5,463,205

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$748,025
Accrued expenses	555,587
Deferred revenue	3,306,238
Loan payable to third parties	123,179
Current portion of notes payable	100,000
Current portion of note payable - officers	1,507,500
Total current liabilities	6,340,529

Long term debt - officer	1,500,000

Commitments	--

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,760,507 issued and outstanding	25,761
Paid in capital	1,054,086
Unrealized gain on marketable securities	(341,366)
Accumulated deficit	(3,115,805)
Total stockholders' deficit	(2,377,324)

Total liabilities and stockholders' deficit	$5,463,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the three month periods ended May 31,		For the nine month periods ended May 31,
	2006	2005	2006	2005

Net revenues	$2,685,336	$1,214,745	$5,603,808	$1,472,202

Operating expenses
Selling, general & administrative	964,784	469,557	2,691,226	1,239,903
Depreciation	5,937	--	11,175	--
Impairment of marketable securities	970,964	--	2,136,036	--
Total operating expenses	1,941,685	469,557	4,838,437	1,239,903

Income from operations	743,651	745,188	765,371	232,299

Non-operating income (expense)
Interest expense	(47,393)	(46,100)	(122,089)	(80,780)
Interest income	169	4,871	726	12,475
Gain (Loss) on sale of marketable securities	(73,440)	86,084	(868,853)	81,031
Total non-operating income (expense)	(120,664)	44,855	(990,216)	12,726

Income (Loss) from operations before income taxes	622,987	700,333	(224,845)	245,025

Provision for income tax	1,617	320,093	4,017	1,600

Net income (loss)	621,370	380,240	(228,862)	243,425

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(341,366)	5,542	(341,366)	5,542

Comprehensive gain (loss)	$280,004	$385,782	$(570,228)	$248,967

Basic net income (loss) per share	$0.03	$0.02	$(0.01)	$0.01

Weighted average shares of share capital outstanding - basic	24,550,747	19,998,707	22,385,878	19,998,707

Diluted net income (loss) per share	$0.02	$0.02	$(0.01)	$0.01

Weighted average shares of share capital outstanding - diluted	25,617,725	19,998,707	22,385,878	19,998,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ending May 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(228,862)	$243,425
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,175	--
Bad debts	66,425	--
Revenues in exchange of marketable securities	(5,202,883)	(1,027,061)
Impairment of marketable securities	2,136,036	--
Loss (gain) on sale of marketable securities	868,853	(81,031)
Increase in current assets:
Receivables	(124,932)	(199,881)
Other current assets	(33,675)	--
Increase in current liabilities:
Accounts payable and accrued expense	79,766	550,108
Net cash used in operating activities	(2,428,097)	(514,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received as part of acquisition	416	--
Cash paid to purchase property and equipment	(77,819)	(4,219)
Cash paid to purchase marketable securities	(224,965)	(50,445)
Cash received from sale of marketable securities	684,735	619,739
Net cash provided by investing activities	382,367	565,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from note payable	--	73,700
Cash received on issuance of shares	2,024,203	37,600
Cash received from (paid to) shareholder as loan	123,179	(29,585)
Net cash provided by financing activities	2,147,382	81,715

NET INCREASE IN CASH & CASH EQUIVALENTS	101,652	132,350

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	190,594	49

CASH & CASH EQUIVALENTS, ENDING BALANCE	$292,246	$132,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
(Formerly, Giant Jr. Investments Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Financial Media Group, Inc. (the “Company”), was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing in a premier provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 10, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis.

Digital WallStreet, Inc. was incorporated in Nevada on June 12, 2002 and commenced its operations during the first quarter of 2003. The company is a full service financial media company focused on applications that enables the retail investors and financial communities to collaborate directly with publicly traded companies. The company provides internet based media and advertising services through its financial website “Wallst.net” and the company’s business newspaper “WallSt.net Digest.”

On January 6, 2006, Financial Media Group, Inc. acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp. was incorporated in Nevada in 1984 as Southern Development Company, Inc. (SDC). Pursuant to the acquisition of WallStreet, WallStreet became the wholly owned subsidiary of Financial Media Group, Inc. and both entities continued as the surviving companies. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing operating entity. The historical financial statements presented herein will be those of WallStreet. The continuing entity retained August 31 as its fiscal year end.

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

REVENUE RECOGNITION

The Company generates its revenue from advertising products related to marketing public companies through its financial media website.

Advertising products consist of web-banner advertising, e-mail-based advertising and print advertising. Web-banner advertising consists of continuous or rotating advertisements on the Company's online platforms. Delivery of these profiles is based on the number of impressions of an advertisement that a customer purchases. An impression is a single instance of an Internet user viewing the page that contains a customer's name and/or logo. Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered over the period of a media campaign.

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

The Company also generates advertising revenue from its print publication. The Company has determined fixed costs depending on size, and placement in the Company's print publication

All sources of revenue are recorded pursuant to Staff Accounting Bulletin (SAB) 104 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes the revenue on a pro-rata basis over the term of the agreement. For the nine months ended May 31, 2006, the Company had $3,306,238 in deferred revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current year's presentation.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements, as the Company has not granted any equity instruments to employees.

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

NOTE 3 MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of May 31, 2006.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company sold marketable securities during the three month and nine month periods ended May 31, 2006 and recorded a loss of $73,440 and $868,853 in the accompanying financial statements. Realized gain on sale of marketable securities for the three month and nine month periods ended on May 31, 2005 amounted to $86,084 and $81,031, respectively. The Company recognized an impairment expense on the marketable securities of $970,964 and $2,136,036, respectively during the three month & nine month periods ended May 31, 2006.

Marketable securities classified as available-for-sale consisted of the following as of May 31, 2006:

Marketable Securities	Cost	Market Value at May 31, 2006	Accumulated Unrealized Gain
Various	$4,077,699	$4,419,065	$341,366

NOTE 4 ACCRUED EXPENSES

Accrued expenses consist of the following at May 31, 2006:

Accrued interest	$337,644
Customer deposits	12,000
Accrued payroll	75,567
Accrued taxes	123,422
Other	6,954
$555,587

NOTE 5 NOTES PAYABLE

Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	$7,500
Notes payable to an officer, due January 31, 2007 and January 31, 2010, interest rate 6%, secured	3,000,000
3,007,500
Less current portion	(1,500,000)
$1,507,500

Current note payable to third party, due August 31, 2006, bearing an annual interest rate of 9%, unsecured	$100,000

On January 15, 2005, Wallstreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. in exchange for two $1,500,000 promissory notes payable to an officer, each carrying interest at 6% per annum, interest due quarterly. One promissory note for $1,500,000 is due and payable on or before January 31, 2007 and the second note for $1,500,000 is due and payable on or before January 31, 2010. Should the total annual billings made by Digital Wallstreet, Inc. for the calendar years ending December 31, 2005 or December 31, 2006 equals or exceeds $2,000,000, the full principal balance of the second $1,500,000 note will be due and payable on or before January 31, 2010. If the annual billings are less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved.

Interest expense on notes payable amounted to $47,393 (including $45,000 for interest to officers) and $122,089 (including $116,959 for interest to officers) for the three month and nine month periods ended May 31, 2006 compared to $46,100 (including $46,019 for interest to officers) and $80,780 (including $80,699 for interest to officers) for the same periods ended May 31, 2005.

NOTE 6 LOAN PAYABLE

The Company has obtained loans from shareholders amounting to $123,179 as of May 31, 2006. Loans payable to shareholders are non-interest bearing, unsecured and payable on demand.

NOTE 7 COMMON STOCK AND PAID IN CAPITAL

On January 6, 2006, WallStreet merged into and with Financial Media Group, Inc., pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and Financial Media Group, Inc. Pursuant to the merger transaction, the separate existence of WallStreet ceased and Financial Media Group, Inc. continued as the surviving corporation. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

Prior to the merger of WallStreet, WallStreet had agreed to sell 10,000,000 units at a unit price of $0.25 per unit to raise $2,500,000 through a private placement on June 1, 2005.. Each unit consisted of one share of common stock, par value of $0.001 per share, one redeemable Class A Warrant and one redeemable Class B Warrant. Each Class A and Class B Warrant entitled the registered holder to purchase, at any time until the first anniversary date of the private placement memorandum, one share of common stock at an exercise price of $0.50 and $0.75, respectively. In accordance with terms and conditions of the acquisition of WallStreet, the exercise price of redeemable Class A and Class B Warrant of WallStreet to purchase Common Shares of the Company were revised to $0.75 for Class A Warrant and $1.74 for Class B Warrant, respectively. As of May 31, 2006, the Company sold 6,325,000 units and raised $1,581,250 since inception of the private placement.

Through a private placement on January 25, 2006 and after the merger, the Company sold 120,000 units to eight accredited investors for cash consideration of $120,000.00. Each unit sold consists of one common share, a redeemable Class C Warrant (the “Class C Warrant”) a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expire on January 25, 2007, Class D Warrants expire on January 25, 2008 and Class E Warrants expire on January 25, 2009, respectively.

During the nine months ended May 31, 2006, the Company received $935,453 in cash consideration for exercise of 1,247,270 Class A Warrants pursuant to the private placement of June 1, 2005. The remaining unexercised 1,483,232 Class A Warrants expired on June 1, 2006. No other classes of warrant holders exercised their Warrants during the nine month period ended May 31, 2006.

NOTE 8 BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 9 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the nine month periods ended May 31, 2006 and 2005, respectively.

NOTE 10 INCOME TAXES

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided other than minimum franchise taxes paid to the State.

Through May 31, 2006, the Company had incurred net operating losses of $3,852,956 for federal tax purposes of and $2,338,454 for state tax purposes. The net operating loss carry-forward may be used to reduce taxable income through the year 2020. The ownership of the Company changed by more than 50% during the year ended August 31, 2005, hence the net operating loss carry-forwards would be limited as prescribed by IRS rules.

The Company's total deferred tax asset is as follows:

May 31, 2006

Tax benefit of net operating loss carryforward	$1,446,440
Valuation allowance	(1,446,440)
Net deferred tax asset	$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	Three month periods ended May 31,		Three month periods ended May 31,
	2006	2005	2006	2005

Tax at federal statutory rate	211,816	238,113	(76,447)	83,309
State net of federal benefit	36,348	40,860	(13,118)	14,296
Valuation allowance	(250,564)	(279,773)	87,165	(98,405)
	$2,400	$800	$2,400	$800

NOTE 11 GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $3,115,805 as of May 31, 2006.The Company has incurred a net loss of $228,862 for the nine month period ended May 31, 2006. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on for the next twelve months. Management devoted considerable effort during the period ended May 31, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 12 COMMITTMENTS

The Company leases office facilities under operating leases that terminating on February 28, 2010. Rental expense for the lease consisted of $75,058 and $138,316 for the three month and nine month periods ended May 31, 2006. The Company has future minimum lease obligations as follows:

Year ending August 31,
2006	$74,375
2007	297,500
2008	297,500
2009	297,500
2010	148,750
Total	$1,115,625

NOTE 13 SUBSEQUENT EVENTS

As of July 11, 2006, the Company received a cash consideration of $45,000.00 for sale of 45,000 units to two accredited investors. The Company has not issued these units to the accredited investors as of July 11, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition

Description of Business

On June 1, 2005, shareholders of Financial Media Group, Inc. (formerly "Giant Jr. Investments Corp.," "Giant Jr."), ("Financial Media," "We" or "Company") who collectively owned a majority of the issued and outstanding shares of the Company consented in writing to terminate the Company's legal status as a Business Development Company ("BDC") as defined under Section 2(a) (48) of the Investment Company Act of 1940 (the "1940 Act"), as amended. After the termination of such status, the Company has been governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

Corporate History

The Company was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC, and in September 1998, the Company changed its name to EssxSport Corp. At that time, the Company had no assets and no liabilities. From September 1998 until August 31, 2004, the Company was primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities. The Company sold, transferred and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name "EssxSport," all the equipment, tools, inventory at the Texas location and 100% ownership stock certificates for Eonlinesports.com, Inc.

On May 20, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments Corp."

On June 30, 2004, the Company filed with the Securities and Exchange Commission ("SEC") to become a BDC under the 1940 Act and on September 1, 2004 it began its BDC operations.

On April 11, 2005, the Company entered into a share exchange agreement, to acquire 16 million shares of WallStreet, representing approximately 40% of the issued and outstanding common shares of WallStreet, in exchange for 7 million common shares of the Company. On May 25, 2005, the Company and WallStreet mutually agreed to terminate the agreement citing the timing of merger was not right for both the companies.

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

On January 6, 2006, the acquisition of WallStreet transaction was completed and WallStreet became a wholly-owned subsidiary of the Company. The current Company shareholders owned 4,394,530 shares or 18% of the issued and outstanding shares of the Company’s common stock, and the former shareholders of WallStreet owned 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock.

Plan of operations

Since the termination of its BDC status in June 2005, the Company's objective has been to acquire business entities that will have experienced management and opportunities for growth in exchange for its securities. The Company completed its acquisition of WallStreet in January 2006 and WallStreet became a wholly-owned subsidiary of the Company.

The Company’s current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its www.wallst.net (WallSt.net) financial Web site, investor conferences, and print publications that are distributed to investment professionals across North America.

Advertising on WallSt.net consists of continuous or rotating client profiles on various Web pages within WallSt.net. Delivery of these profiles is based on a certain number of impressions on WallSt.net depending on our client agreements. An impression is defined as a single instance of an advertisement being displayed. WallStreet also provides E-mail services to its clients, which are mailings sent to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be purchased on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee basis in which the client receives access to a fixed number of transmittals per-month. The Company records the revenue on the fixed-fee basis pro rated over the term of the client agreement.

Results of Operations

The consolidated results of operations of the Company for the nine months ended May 31, 2006 consisted of the operations of the Company and its wholly-owned subsidiary WallStreet, compared to the operations of WallStreet for the same periods in 2005. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net income of $621,370 for the three months ended May 31, 2006 and a net loss of $228,862 for the nine months periods ending May 31, 2006 compared to net incomes of $380,240 and $243,425 for the same periods in 2005.

Revenues

Revenues for the three months and nine months periods ended May 31, 2006 were $2,685,336 and $5,603,808 compared to $1,214,745 and $1,472,202 for the same periods in 2005. Revenues increased by $1,470,591 (121%) and $4,131,606 (281%) during the three months and nine months periods due to the Company’s expanded effort in marketing its services and gaining clients during the last nine months.

Operating expenses

Selling, general and administrative expenses (S,G&A) for the three month and nine month periods ended May 31, 2006 were $964,784 and $2,691,226 compared to $469,557 and $1,239,903 for the same periods in 2005. S,G&A expenses increased by $495,227 (105%) and $1,451,323 (117%) during the three month and nine month periods ended May 31, 2006 as compared to 2005, primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility, increase in administrative, sales and marketing personnel and increase in legal costs due to the acquisition of the subsidiary. Impairment of marketable securities for the three month and nine month periods ended May 31, 2006 were $970,964 and $2,136,036 compared to none for the same periods in 2005. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their market value. Therefore, the Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the three month and nine month periods ended May 31, 2006 was $5,937 and $11,175 compared to none for the same periods in 2005.

Interest expense for the three month and nine month periods ended May 31, 2006 was $47,393 and $122,089 compared to $46,100 and $80,780 for the same periods in 2005. Interest expense increased due to the interest charged on the $3.0 million promissory notes executed by the Company in January 2005. Realized loss on sale of marketable securities for the three month and nine month periods ended May 31, 2006 was $73,440 and $868,853 compared to realized gains of $86,084 and $81,031 for the same periods in 2005. The Company sold non-performing marketable securities held in its possession and realized losses on their sale prior to December 31, 2005 to take advantage of tax loss for benefit in future periods. Unrealized loss for the three month and nine month periods ended May 31, 2006 was $341,366 compared to unrealized gain of $5,542 for the same periods in 2005. Unrealized gain or loss resulted due to the increase or decrease in market value of the marketable securities held at May 31, 2006 and 2005, respectively.

Liquidity and capital resources

Cash and cash equivalents at May 31, 2006 were $292,246 compared to $132,399 at May 31, 2005. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $228,862 for the nine month period ended May 31, 2006 compared to an income of $243,425 for the same period in 2005. The Company’s current liabilities exceeded its current assets by $981,725 at May 31, 2006, and net cash used in operating activities for the nine months ended May 31, 2006 was $2,599,756. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating activities

Net cash used in operating activities for the nine months period ended May 31, 2006 was $2,428,096. The increase in net cash used in operating activities resulted due to an increase in receivables of $124,932, other current assets of $33,675, and increase in accounts payable and accrued expenses of $79,768.

Investing activities

Net cash provided by investing activities for the nine months period ended May 31, 2006 was $382,367. The Company received $684,735 in cash proceeds from sale of marketable securities, expended cash of $77,819 for purchase of property and equipment, and expended cash of $224,965 for purchase of marketable securities.

Financing activities

Net cash provided by financing activities for the nine months period ended May 31, 2006 was $2,147,382 due to cash received from sale of securities and exercise of warrants amounting to $2,024,203 and loans received from the shareholders of $123,179.

As a result of the above activities, the Company experienced a net increase in cash of $101,652 for the nine months period ended May 31, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

Caution regarding forward-looking statements

The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expect," "hope," "plans," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

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

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K -- Filed on April 6, 2006 - SEC Film No. 06745199, Incorporated by reference

b)	Exhibits

Exhibit number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2006	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer