Form 10KSB
Financial Media Group, Inc.
filed 2006-11-29
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2006

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-32923

FINANCIAL MEDIA GROUP, INC.
(Formerly Giant Jr. Investments Corp.)
(Name of Small Business Issuer in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2355 Main Street, Suite 120, California 92614
(Address of principal executive offices, including Zip Code)

(949) 486-3990
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
Title of each class

NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
COMMON STOCK $0.001 PAR VALUE

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. ☒

Issuer's Revenues for its most recent fiscal year: $6,631,631

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 27, 2006 (based upon the average of the bid and asked prices of these shares on the Over-the-Counter: BB) was $13,007,096.

The number of shares of the registrant's Common Stock outstanding as of November 27, 2006 was 26,001,508.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY GIANT, JR. INVESTMENTS CORP.)

Report on Form 10-KSB

PART I

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the words ”should" “believes,” “anticipates,” “expects,” “estimates,” “plan,” “may,” “intends,” “will,” or similar terms are forward looking statements that involve risks to and uncertainties in the Company's business and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 1. Description of Business

GENERAL

Financial Media Group, Inc. (the “Company,” "We," or "FMG") is a full service financial media company focused on applications that enables the retail investment and financial communities to collaborate directly with publicly traded companies. The Company provides Internet based media and advertising services through its financial website and the Company’s newspaper “WallSt.net Digest.” The Company provides full array of customized investor awareness programs such as audio and video of senior management interviews; press releases; newsletter and editorials; small cap conferences and seminars; email mailings and forums.

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Financial Media Group, Inc. was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing as a provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis.

Digital WallStreet, Inc. was incorporated in Nevada on June 12, 2002, and commenced its operations during the first quarter of 2003. Wallstreet is a full service financial media company focused on applications that enables the retail investors and financial communities to collaborate directly with publicly traded companies. The company provides internet based media and advertising services through its financial website “Wallst.net” and the through its business newspaper “WallSt.net Digest.”

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

The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing operating entity. The historical financial statements presented herein will be those of WallStreet. The continuing entity retained August 31 as its fiscal year end.

On February 10, 2006, Financial Media Group, Inc. established a 100% wholly owned subsidiary Financial Filings, Inc. This business unit focuses on providing Edgarization and newswire services to small and mid-sized public companies. These compliance services provide formatting of pertinent SEC filings and distribution of news in more than 30 languages to media outlets in more than 135 countries.

On June 13, 2006, Financial Media Group, Inc. established another wholly owned subsidiary MyWallStreet, Inc. MyWallStreet, Inc. is presently in the development stage and will offer a social networking platform that allows members to collaborate with one another, build personalized WebPages, exchange ideas, access financial content, and build social networks comprised of other members, targeted to the financial community.

CORPORATE HISTORY

The Company was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC, and in September 1998, the Company changed its name to EssxSport Corp. At that time, the Company had no assets and no liabilities. From September 1998 until August 31, 2004, the Company was primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities. The Company's major operation was the sale of several lines of sporting gear and equipment under the brand name EssxSport. The Company produced and manufactured it own brand products and private labeled products for others in the Sports Industry. The Company also contracted with manufacturers for the production of other sports equipment and various other lines, primarily targeting the track and field market, with products used in Baseball, Basketball, Volleyball, and Soccer, marketing directly to end users via the internet, catalog sales, and trade shows. Effective August 31, 2004, the Company sold, transferred, and delivered all of its assets relating to its pole vault and sports business to its former President and director. The assets sold included names, logos, trademarks, and endorsements relating to name “EssxSport,” all the equipment, tools, inventory  and ownership of a wholly-owned subsidiary, Eonlinesports.com, Inc.

On June 30, 2004, the Company filed with the Securities and Exchange Commission ("SEC") to become a business development company ("BDC") under the 1940 Act and on September 1, 2004 it began its BDC operations. On June 1, 2005, the Company terminated its BDC status and on August 1, 2005, the Company’s shareholders approved an amendment to the Articles of Incorporation changing the Company’s name to “Financial Media Group, Inc.”

On June 1, 2005, shareholders of Financial Media Group, Inc. (formerly “Giant Jr. Investments Corp.”, “Giant Jr.”), voted to terminate the Company’s legal status as a Business Development Company (“BDC”) as defined under Section 2(a) (48) of the Investment Company Act of 1940 (The “1940 Act”), as amended. After the termination of such status, the Company has been governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

Business Segment

Financial Media Group, Inc. is a fully integrated financial brand builder focusing on developing better tools and education for both the retail investor and small to medium size public companies. Management analyzes its client's operations by reviewing financial information regarding products and services that are aggregated into a single operating segment, investor awareness.

General Business Plan

The Company’s has established itself as specializing in financial news, tools and original, compelling content for the global investment community. WallStreet Direct’s flagship website, wallst.net, features information on thousands of publicly traded companies through exclusive executive management interviews, original articles, financial tools, and community driven applications.

The Company is an end-destination website for retail investors, investment professionals, and executives from around the world. The Company’s Financial Filings Inc. subsidiary was initiated to leverage WallStreet Direct, Inc.’s existing client base, by offering Edgarization services to small and mid-sized public companies. With the establishment of My WallStreet, Inc. an all-new social networking website, an eCommerce platform, proprietary branded products, and a financial education platform, all of which will be vertically integrated with the Company’s existing web properties, and brands.

Market

Regulation Fair Disclosure and The Sarbanes Oxley Act have changed the landscape of investor relations ("IR") dramatically, forcing companies to re-evaluate the methods they use to communicate with investors. These regulations have also put the spotlight on Web-based disclosure and have turned web casting and Web sites into mission-critical applications. In the wake of these regulatory changes, investors are looking to get more of their information directly from the company.

Small and medium size public companies do not receive the same coverage as large public companies. Over the last few years, the Internet has become a cost-effective solution to enhance the profile of public companies, but many small and mid cap companies have lacked the skills and knowledge to take full advantage of this opportunity. This had led to the outsourcing of Internet related services. Requirements of small and mid cap companies are broad and range from the design, development, and maintenance of investor relations oriented websites to the creation of effective on-line advertising campaigns.

The recent wake of corporate scandals has resulted in declining investor confidence and heightened demands to make publicly traded companies more transparent. Investors today expect more financial and non-financial data than ever before. With the widespread use of the web as a timely, low-cost means of disseminating information, both regulatory bodies and investors have grown more aggressive in their demands for fair and timely access to unfiltered company information.

Many companies have fewer sell-side analysts covering their stock. Since most investors use some formal analysis to make investment decisions, sell-side coverage is valuable for attracting investors who might not otherwise find an emerging company on their radar screen. The staff reductions at Wall Street securities firms in the last few years have resulted in thinner coverage by sell-side analysts and brokers, opening the way for companies to use the Internet to communicate directly with investors and the media. Gone are the days when a company can rely exclusively on their sell-side analysts to deliver their message to the buy side. In this new environment, companies need to find ways to communicate directly to investors. Web-based communications can play an important role in providing tools for companies to reach buy side investors with your company’s message.

Competition

Generally, competitive factors within the investor awareness market include the range and depth of financial tools and dimensions of email offerings, the quality of web site content, and the reliability of reference information provided in connection with the sundry active campaigns. We are aware of several companies which are much larger and have greater name recognition, that provide some level of investor awareness in similar delivery formats. However, we believe that: (i) the depth and quality of our information, (ii) the assortment of the Company’s financial tools, (iii) and the Company’s Web site, provide us with a competitive advantage compared to other investor awareness providers.

RISK FACTORS

The Diminution or loss, misappropriation or legal claims on the brand name "WALLST.NET" would have a material adverse affect on our business.

The Company is highly dependent on our brand name "Wallst.net" for the success of our venture. It believes the diminution or loss, misappropriation of our existing proprietary rights or claims of infringement or legal actions related to intellectual property of "Wallst.net" brand name, or any other negative market or industry perception arising from these, would have a material adverse effect on our business.

The Company currently relies on contractual rights, copyrights, trademarks, and trade secrets to protect our intellectual property rights. The Company does not hold any patents. There can be no assurance that the Company means of protecting its proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to its proprietary technologies.

The Company holds the Internet domain name www.wallst.net. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and the Company would be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

In early stage of the Company’s development and traffic levels on the Company’s web site, commerce may fluctuate significantly as a result of business and financial news events; the demand for advertising on its web site as well as on the web in general; changes in rates paid for web advertising resulting from competition or other factors; the Company’s ability to enter into or renew key agreements; the amount and timing of our costs related to the Company’s marketing efforts or other initiatives; fees paid for distribution or content agreements or other costs incurred as the Company expands its operations; new services introduced by the Company or our competitors; competitive factors; technical difficulties or system downtime affecting the web generally or the operation of the Company’s web site; or economic conditions specific to the web as well as general economic conditions.

The Company expects that over time its revenues will come from a mix of investor awareness work, advertising, content licensing, membership driven e-commerce, and newspaper subscription service fees. However, the Company expects to be substantially dependent on investor awareness work and advertising revenues for the foreseeable future. Therefore, the Company’s revenues and operating results are likely to be particularly affected by the level of its ability to win various investor awareness mandates and advertising proposals going forward. The Company’s cost structure could also change dramatically as it scales up its operations in each business segment. Any shortfall in the Company’s revenues would have a direct impact on its operating results going forward and these fluctuations could negatively affect the value of common stock in a manner unrelated to the Company’s long-term operating performance.

We could experience seasonal and cyclical factors including but not limited to economy, stock market conditions, and geo-political risks on our business.

The Company believes that investor relations budget and advertising sales generally tend to be limited during economic downturn, recession, bear market, decline in consumer confidence and increase in geo-political risks. Financial media industry follows the same seasonal patterns as those in the traditional media; the Company may experience lower revenues subject to deteriorating economic and market conditions. Furthermore, traffic levels on the Company’s web site typically fluctuate with the occurrence of significant events in the business and financial news, such as fluctuations in the stock markets, changes in geo-political situations, major news and events related to business, companies that could cause changes in the Company’s audience size.

There is intense competition for web-based business and financial content and the Company may not be able to compete successfully.

Many web sites compete for consumers' and advertisers' attention and spending, particularly in the business and financial information and news area. The Company expects this competition to continue to increase. The Company competes for investor relation campaign, advertisers, users, and content providers with many types of companies:

Publishers and distributors of traditional media, including television, radio and print, such as The WallStreet Journal, CNN and CNBC; general purpose consumer online services such as America Online and Microsoft Network; Online services or web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and web retrieval and other web "portal" companies, such as Excite, Infoseek, Lycos, Yahoo! and America Online.

Increased competition could result in price reductions, reduced margins, or loss of market share, any of which would adversely affect the Company’s business.

We will need to establish and maintain strategic relationships with other web sites to attract users, advertisers, and content.

The Company depends on establishing and maintaining distribution relationships with high-traffic web sites for a significant portion of our traffic. There is intense competition for placements on these sites, and the Company may not be able to enter into such relationships on commercially reasonable terms or at all. Even if the Company enters into distribution relationships with these web sites, they themselves may not attract significant numbers of users. Therefore, the Company’s web site may not receive additional users from these relationships. Moreover, the Company may have to pay significant fees to establish these relationships.

Occasionally the Company enters into agreements with advertisers, content providers or other high traffic web sites that require us to exclusively feature these parties in certain sections of the Company’s web site. Existing and future exclusivity arrangements may prevent the Company from entering into other content agreements, advertising or sponsorship arrangements, or other strategic relationships. Many companies that the Company pursues for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with the Company. The Company’s business could be adversely affected if the Company does not establish and maintain additional strategic relationships on commercially reasonable terms or if any of the Company’s strategic relationships do not result in increased use of its web site.

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, ownership of Financial Media Group, Inc. shares by management represents approximately 67% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions. The Company’s future performance is dependent on the ability to retain key personnel. The Company’s performance is substantially dependent on the performance of senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of its senior management team.

The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

Future success also depends on the continuing ability to retain and attract highly qualified technical, editorial, and managerial personnel. The Company anticipates that the number of employees will increase in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. The Company has experienced difficulty from time to time in attracting the personnel necessary to support the growth of its business, and there can be no assurance that it will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of its business could have a material adverse effect upon the Company's business, results of operations and financial condition.

The Company depends on our direct sales force to sell advertising on our Web site.

The Company has created its own internal sales force. Presently the sales group has thirteen (13) members. The Company depends on its sales force to sell advertising on its Web site. This involves a number of risks, such as a) these sales personnel have only worked for the Company for a short period of time; b) the Company needs to further increase the size of its sales force; c) its ability to hire, retain, integrate and motivate additional sales and sales support personnel; d) the length of time it takes new sales personnel to become productive; and, e) the competition the Company faces from other companies in hiring and retaining sales personnel.

The Company depends on advertisers from the financial industry and may not succeed in attracting advertisers from other industries.

Publicly traded companies have accounted for the substantial majority of the Company’s advertising revenues. The Company will need to sell advertising to customers outside our client base in order to increase its revenues. To date, relatively few advertisers from industries other than publicly traded companies and financial industries have devoted a significant portion of their advertising budgets to web advertising. If the Company does not attract advertisers from other industries, its business could be adversely affected.

The Company systems may not be able to accommodate increases in the number of users of the Company’s services.

In the past, the Company’s Web site has experienced significant increases in traffic when there is noteworthy business or financial news stories. In addition, the number of the Company’s users has continued to increase over time as the Company continues to seek further increases in its user base. Consequently, the Company’s Web site must accommodate a high volume of traffic and deliver frequently updated information. The Company’s Web site has in the past and may in the future experience slower response times or other problems for a variety of reasons.

The Company’s web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, the Company’s users depend on Internet service providers, online service providers and other web site operators for access to the Company’s Web site. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company’s systems. These types of occurrences could cause users to perceive the Company’s Web site as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

If the Company does not develop new and enhanced services and features for its Web site, the Company may not be able to attract and retain a sufficient number of users.

The Company believes that its Web site will be more attractive to advertisers if the Company develops a larger audience comprised of demographically favorable users. Accordingly, the Company intends to introduce additional or enhanced services in the future in order to retain its current users and attract new users. If the Company introduces a service that is not favorably received, the current users may not continue using the Company’s service as frequently. New users could also choose a competitive service over the Company’s.

The Company may also experience difficulties that could delay or prevent the Company from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. The Company may need to significantly modify the design of these services on its Web site to correct these errors. The Company’s business could be adversely affected if it experiences difficulties in introducing new services or if users do not accept these new services.

The Company needs and may be unable to obtain additional funding on satisfactory terms, which could dilute its shareholders or impose burdensome financial restrictions on its business.

The supplementary development of the Company’s product offerings will require a commitment of substantial funds. The Company’s future capital requirements will depend on the costs of its research and development programs for the continuance of updating the Company’s services.

The Company will need to raise substantial additional capital to fund its future operations. The Company cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent the Company raises additional capital through the sale of equity securities; the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences, and privileges senior to the Company’s common stockholders. Fluctuating interest rates could also increase the costs of any debt financing the Company may obtain.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect on the Company’s business. If the Company is unable to obtain additional capital on acceptable terms when needed, the Company may be required to take actions that harm its business and the Company’s ability to achieve positive cash flows in the future, including possibly the surrender of its rights to some technologies or product opportunities, delaying the Company’s development strategies or curtailing or even ceasing operations.

The Company’s failure to manage growth effectively could impair its business.

The Company’s business strategy envisions a period of rapid growth that may put a strain on its administrative, operational resources and funding requirements. The Company’s ability to effectively manage growth will require them to continue to expand the capabilities of its operational and management systems and to attract, train, manage and retain qualified editors, technicians, salespersons and other personnel. There can be no assurance that the Company will be able to do so, particularly if losses continue and the Company is unable to obtain sufficient financing. If the Company is unable to successfully manage growth, its business, prospects, financial condition, and results of operations could be adversely affected.

The Company does not anticipate paying cash dividends on its common stock.

The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future

RISKS RELATED TO OUR INDUSTRY

The Company depends on the continued growth in the use of the web, particularly for financial news and information.

The Company’s business depends on consumers continuing to increase their use of the web for obtaining news and financial information as well as for conducting commercial transactions. The rapid growth and use of the Internet is a recent phenomenon. As a result this acceptance and use may not continue to develop at historical rates. Web usage may be inhibited for a number of reasons, such as:

Inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service.

If web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web site, could grow more slowly or decline.

The Company depends on the sale of advertisements on its Web site and if web advertising does not become accepted, the Company’s business would be harmed.

The Company expects to derive a substantial amount of its revenues from advertising for the foreseeable future. No standards have been widely accepted to measure the effectiveness of web advertising. If such standards do not develop, existing advertisers may not continue their current levels of web advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. The Company’s business would be adversely affected if the market for web advertising fails to develop or develops more slowly than expected. Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. The Company’s advertising revenues could be adversely affected if it is unable to adapt to new forms of web advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

Government regulation and legal uncertainties relating to the web could hinder the popularity of the worldwide web.

There are currently few laws or regulations that specifically regulate communications or commerce on the web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the telecommunications act sought to prohibit transmitting certain types of information and content over the web. Several telecommunications companies have petitioned the federal communications commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the web. Any new laws or regulations relating to the web could adversely affect the Company’s business.

Web security concerns could hinder Internet commerce.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Since many of the Company’s advertisers seek to advertise on the Company’s Web site to encourage people to use the web to purchase goods or services, the Company’s business could be adversely affected. The Company may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

The Company could face liability for the information displayed on its Web site.

The Company may be subjected to claims for defamation, negligence, and copyright or trademark infringement or based on other theories relating to the information the Company publishes on its web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subjected to claims based upon the content that is accessible from its Web site through links to other web sites.

EMPLOYEES

As of August 31, 2006, we employed 30 people on a full-time basis. Management consists of four (4) people, the sales department consists of thirteen (13) people, the editorial staff consists of four (4) people, our technology department consists of four (4) people and we have an administration staff of five (5) people.

Item 2. Properties

Intellectual, Property, Proprietary Rights and Domain Names

The Company owns the domain names www.wallst.net, www.18004wallst.com, www.financialfilings.com and www.mywallst.net, as well as the phone number 1-800-4WALLST. The Company believes its ownership of these domain names gives it adequate protection over them and it intends to keep them in its possession.

Other intellectual property is protected through a combination of trademark law, trade secret protection, and confidentiality agreements with our employees, customers, independent contractors, agents, and vendors. The Company pursues the registration of its domain names, trademarks, and service market in the United States. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which the Company's services and products are made available on-line. The Company creates some of its own content and obtains the balance of its content from third parties. It is possible that it could become subject to infringement actions based upon the content obtained by third parties. In addition, others may use this content and the Company may be subject to claims from its licensors. The Company currently has no patents or patents pending and does not anticipate that patents will become a significant part of its intellectual property in the future. The Company enters into confidentiality agreements with its employees and independent consultants and has agreements with its employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information and the proprietary information of others from who it licenses content. The steps it takes to protect its proprietary rights may not be adequate and third parties may infringe or misappropriate the trademarks, service marks, and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against the Company. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of Internet law.

Corporate Offices

The Company's corporate offices consist of 11,531 sq. feet of office space in a brick and glass modern building in Irvine, California. The Company has a four (4) year lease expiring in February 28, 2010 at a monthly rental of $24,791. The Company's facilities are fully used for current operations.

Item 3. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which any of its property is subject, and to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock, par value, $0.001 per share ("Common Stock") is traded on the Over the Counter NASDAQ Electronic Bulletin Board ("OTC:BB") under the symbol "FNGP.” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2004	High Bid	Low Bid

Quarter Ending November 30, 2003	$0.10	$0.015
Quarter Ending February 28, 2004	$0.10	$0.04
Quarter Ending May 31, 2004	$0.08	$0.02
Quarter Ending August 31, 2004	$0.006	$0.007

Fiscal Year Ending August 31, 2005

Quarter Ending November 30, 2004	$0.78	$0.30
Quarter Ending February 28, 2005	$1.20	$0.35
Quarter Ending May 31, 2005	$0.74	$0.15
Quarter Ending August 31, 2005	$0.25	$0.17

Fiscal Year Ending August 31, 2006

Quarter Ending November 30, 2005	$1.60	$0.16
Quarter Ending February 28, 2006	$1.69	$1.00
Quarter Ending May 31, 2006	$1.95	$1.50
Quarter Ending August 31, 2006	$2.80	$1.65

Holders

On November 27, 2006 the "bid" price for the Registrant's common stock on the OTC Bulletin Board was $2.30 per share. On November 27, 2006, there were approximately 570 shareholders of record of the Registrant's common stock.

The total aggregate number of shares of all classes of capital stock, which the Registrant has authority to issue is 305,000,000 of which 300,000,000 are shares of common stock, $0.001 par value and 5,000,000 are shares of preferred stock, $0.001 par value. On August 31, 2006 there were 25,760,507 shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividend on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

Prior to the merger of WallStreet, WallStreet had agreed to sell 10,000,000 units at a unit price of $0.25 per unit to raise $2,500,000 through a private placement dated June 1, 2005. Each unit consisted of one share of common stock, par value of $0.001 per share, one redeemable Class A Warrant and one redeemable Class B Warrant. Each Class A and Class B Warrant entitled the registered holder to purchase, at any time until the first anniversary date of the private placement memorandum, one share of common stock at an exercise price of $0.50 and $0.75, respectively. In accordance with terms and conditions of the acquisition of WallStreet, the exercise price of redeemable Class A and Class B Warrant of WallStreet to purchase Common Shares of the Company were revised to $0.75 for Class A Warrant and $1.74 for Class B Warrant, respectively. Wallstreet sold 6,325,000 units and raised $1,581,250 from the private placement, which closed on December 22, 2005.

Through a private placement on January 25, 2006 and after the acquisition of Wallstreet, the Company sold 120,000 units to eight accredited investors for cash consideration of $120,000. Each unit sold consists of one common share, a redeemable Class C Warrant (the “Class C Warrant”) a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expire on January 25, 2007, Class D Warrants expire on January 25, 2008, and Class E Warrants expire on January 25, 2009, respectively.

During the twelve months ended August 31, 2006, the Company received $935,453 in cash consideration for exercise of 1,247,270 Class A Warrants pursuant to the private placement of June 1, 2005. The remaining unexercised 1,483,232 Class A Warrants expired on June 1, 2006. No other classes of warrant holders exercised their Warrants during the twelve month period ended August 31, 2006.

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, Westcap Securities, Inc., an NASD member. The minimum subscription was $15,000 for one unit. Each unit consists of 10,000 shares of Common Stock, par value $0.001 per share, a redeemable Class A1 Warrant and a redeemable Class A2 Warrant of the Company's common stock. Each Class A1 and A2 Warrant entitles the registered holder thereof to purchase, at any time until the September 1, 2007 and September 1, 2008 respectively, 5,000 shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward Looking Statements

This Form 10-KSB including the Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements.

Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates,” "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	The state of securities markets in which the securities of the Company's portfolio company trade or could be traded. Liquidity within the national financial markets.

•	Economic downturns or recessions may impair the Company's customers' ability to repay our loans and increase our non-performing assets.

•	A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

•	The risks associated with the possible disruption in the Company's operations due to terrorism and,

•	The risks and uncertainties described under the caption "Risk Factors and Other Considerations" contained in Part I, Item 1, which is incorporated herein by reference.

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

Plan of Operations

Since the termination of its BDC status in June 2005, the Company's objective had been to acquire business entities that have experienced management and opportunities for growth in exchange for its securities. The Company completed its acquisition of WallStreet in January 2006 and WallStreet became a wholly-owned subsidiary of the Company.

The Company's current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its www.wallst.net (WallSt.net) financial Web site, investor conferences, and print publications that are distributed to investment professionals across North America.

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

The Company established its Financial Filings Inc. subsidiary to leverage WallStreet Direct, Inc.’s existing client base, by offering Edgarization services to small and mid-sized public companies. Compliance requirements for public companies are becoming increasingly stringent and costly. Financial Filings Inc. offers small and mid-sized public companies a channel to accurately format pertinent SEC filings.

Results of Operations

The consolidated results of operations of the Company for the twelve months ended August 31, 2006 consisted of the operations of the Company for the period from January 6, 2006 (the date of acquisition of WallStreet) to August 31, 2006, twelve months operations of its wholly-owned subsidiary WallStreet, results of operations of its wholly-owned subsidiary Financial Filings, Inc. from the date of incorporation of February 13, 2006 to August 31, 2006, and results of operations of My WallStreet, Inc. from the date of incorporation of June 13, 2006 to August 31, 2006, compared to the consolidated results of operations of WallStreet for the eight months period ended August 31, 2005. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet. The Company changed the fiscal year of the acquired subsidiary WallStreet of December 31, to correspond to the fiscal year end of Financial Media Group, Inc. being August 31 fiscal year end. The Company filed an amended 8K/A reflecting these audited statements of the acquired entity in November of 2006. These statements should be read in conjunction with the current financial information.

The Company reported a net loss of $1,608,268 for the twelve months ended August 31, 2006 compared to net loss of $197,998 for the eight month period ended August 31, 2005. The discussion of the Company compares the twelve months period ending August 31, 2006 to the eight months period ending August 31, 2005. The loss was principally attributable to the reduced valuation of market securities in the Company's portfolio, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the twelve months period ended August 31, 2006 were $6,631,631 compared to $1,334,260 for the eight months period. Revenues increased by $5,297,371 (397%) during the twelve months period due to the Company's expanded effort in marketing its services and gaining clients during the last twelve months.

Operating Expenses

Selling, general, and administrative expenses (S, G&A) for the twelve month period ended August 31, 2006 was $3,850,432 compared to $1,563,718 for the eight month period. S,G&A expenses increased by $2,286,714 (146%) during the twelve month period ended August 31, 2006 as compared to the eight months period ended August 31, 2005, primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility, increase in administrative, sales and marketing personnel and increase in legal costs due to the acquisition of the subsidiary. Impairment of marketable securities for the twelve month period ended August 31, 2006 was $2,914,877 compared to none for the eight months period ended August 31, 2005. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their market value and in the judgment of the Company appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, the Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the twelve month period ended August 31, 2006 was $20,589 compared to $1,781 for the eight months period ended August 31, 2005.

Interest expense for the twelve month period ended August 31, 2006 was $192,520 compared to $124,760 for the eight months period ended August 31, 2005. Interest expense increased due to the interest charged on the $3.0 million promissory notes executed by the Company in January 2005. Realized loss on sale of marketable securities for the twelve month period ended August 31, 2006 was $1,257,512 compared to a realized gain of $149,184 for the eight months period ended August 31, 2005. The Company sold non-performing marketable securities held in its possession and realized losses on their sale prior to December 31, 2005 to take advantage of tax loss for benefit in future periods. Unrealized gain at August 31, 2006 was $134,485 compared to $363,387 at August 31, 2005. Unrealized gain resulted due to the increase in market value of the marketable securities held at August 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $56,830 at August 31, 2006. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $1,608,268 for the twelve months period ended August 31, 2006 compared to loss of $197,998 for the eight months period ended August 31, 2005. The Company's current liabilities exceeded its current assets by $799,820 at August 31, 2006, and net cash used in operating activities for the twelve months ended August 31, 2006 was $3,306,218. These factors and the Company's ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives questions the capacity of the Company's ability to continue as a going concern.

The Company has been able to meet its obligations through liquidation of its “Market Securities” portfolio; however, it has missed opportunities to maximize its value, due to the untimely demands for cash not matching with the highest market value. The components of the current liabilities specifically the “Deferred Revenue” classification, reflects a more informative view. As the Company enters into sundry contracts for services with its customers, contractually the revenue is earned upon execution of the agreement. The Company in compliance with GAAP amortizes this revenue stream over the life of the contract, thus a non-cash reduction of this liability. The adjusted current asset over current liabilities excluding deferred revenues is a positive $2,404,953.

Operating Activities

Net cash used in operating activities for the twelve months period ended August 31, 2006 was $3,306,218, resulted due to an increase in receivables of $131,088, increase in other current assets and deposits of $12,173, increase in accounts payable of $201,997, and an increase in accrued expenses, and other liabilities of $103,578.

Investing Activities

Net cash provided by investing activities for the twelve months period ended August 31, 2006 was $667,118. The Company received $743,992 in net cash proceeds from sale and purchase of marketable securities, and expended cash of $77,819 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months period ended August 31, 2006 was $2,505,336 due to cash received from sale of securities and exercise of warrants amounting to $2,149,204 and loans received from the shareholders and third parties of $225,632 and received cash of $130,500 for shares of the Company’s common stock to be issued.

As a result of the above activities, the Company experienced a net decrease in cash of $133,764 for the twelve months period ended August 31, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

Application of Critical Accounting Policies

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue is recognized when merchandise is shipped to a customer.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Impact of Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement
b.  The date that adoption is required
c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet arrangements at August 31, 2006.

Item 7. Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Operating Officer and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is information with respect to our directors and executive officers as of August 31, 2006.

Management

NAME	AGE	POSITION
Albert Aimers	43	Chairman of the Board and Chief Executive Officer
Javan Khazali	42	Chief Operating Officer and Director
Mark V. Noffke	50	Chief Financial Officer
Tyson Le	26	Secretary
Dato'Sri Ram Sarma	52	Director
A. Chandrakumanan	42	Director
Nick Iyer	27	Director
Wendy Borow-Johnson	54	Director
Tom Hemingway	50	Director

ALBERT AIMERS was elected Chairman of the Board and Chief Executive Officer subsequent to the close of the Acquisition in January 2006. Mr. Aimers brings to "WSD" his business leadership, product development and creative talents. Mr. Aimers has been in the financial industry for 15 years specializing in such areas as Merchant and Investment Banking, Mergers and Acquisitions, Investor Awareness and Investor Relations and Financial and Media Relations and Strategic Investor. Mr. Aimers was an early primary Merchant Banker Investor in Sonus Healthcare (AMEX), and a strategic investor for National Challenge Systems ($80 Million market cap). Mr. Aimers was a former board member of Envoy Communications (ECGI-NASDAQ)-Advertising. Mr. Aimers was a founder of now defunct streaming media company iLive Inc. (former trading symbol LIVE). Mr. Aimers is the founder of Wallst.net and Wallstreet Direct Inc.

JAVAN KHAZALI became the Chief Operating Officer in January 2006 and had been the Chief Executive Officer and a director of the Company since November 2004. Mr. Khazali has over eighteen years of experience at senior executive level in both private and public sectors with main focus on services, telecommunications, and financial media industry segments. He has broad based experience in the areas of corporate restructuring & reorganization, business development, operations, and management consulting. Mr. Khazali joined Cypost Corporation ("Cypost") as Vice President (Administration) in 2001 and was promoted to become CEO of the Company from 2002 to 2003. In 2003, the directors of Cypost filed a Chapter 7 Bankruptcy. During the bankruptcy proceedings Mr. Khazali assisted the Company in financial distress negotiations, bankruptcy litigations and helped resolve disputes between Cypost and debt holders, lenders, bank groups, and equity holders. From 1985 to 2000, Mr. Khazali held numerous senior level positions in the food service sector including as a managing partner of two successful restaurants located in Western Canada. He also served as the director of operations of privately held restaurant chain located in various cities of United States and Western Canada having over 300 employees.

MARK V. NOFFKE was appointed to the position of Chief Financial Officer in September 2006. Prior to joining FMG, Mr. Noffke was Chief Financial Officer of National Storm Management, Inc. where he was responsible for taking the company into the public arena. Between August 2003 and May 2004, Mr. Noffke was an investment banker at Striker Pacific Corporation where he conducted due diligence, and acquisition analysis in various industries, including waste recycling, forest products and automotive. From September 1996 until August 2003, Noffke served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc, a timber manufacturing company, where he was responsible for developing the company’s accounting infrastructure. From January 2002 to May 2004, Mr. Noffke served as Chief Financial Officer of Brands Shopping Networks, a publicly traded company currently known as United Fuel and Energy Corporation. In this position, Mr. Noffke was responsible for raising capital and developing the accounting infrastructure. Prior to these positions Mr. Noffke held a variety of operating and financial positions within the Stone Container Corporation organization now Smurfit-Stone Container Corporation. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University in Northwestern Indiana.

TYSON LE became Secretary of FMG, subsequent to the Acquisition, in January 2006. He has a background in tax accounting, statistical reporting, and financial management. In 2004, Mr. Le worked for United Parcel Service and designed back end documentation to aid in supply chain management for the company. Mr. Le has experience in inventory control, bank and statement reconciliation, pay roll and federal income taxes. Mr. Le received his education at Orange Coast College.

DATO'SRI RAM SARMA is an active board member of several public companies including a renowned infrastructure company listed on the Kuala Lumpur Stock Exchange. He brings a strong network in international financial arena, especially in South East Asia. Presently he is the Group Chairman and CEO of the SRS Group, which comprises of several diversified companies in several business segments like Trading, Construction, Manufacturing, Information, Technology, and Management Consulting. SRS Group is a major Asian company located in Kuala Lumpur, Malaysia. Mr. Sarma has been serving as a Director of the Company since July 1999.

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

NICK IYER became a director of WSD in January 2005 and a director of FMG subsequent to the Acquisition in January 2006. Mr. Iyer has extensive experience as an editor and newspaper reporter. Prior to joining WSD in 2003, Mr. Iyer worked first as an editorial assistant, and later as a reporter at Newsday in Long Island, New York. He has published more than 150 articles and was selected by Newsday's senior editors to work on a combined Tribune Co. effort, titled "The Lost,” which profiled the victims of the September 11, 2001 terrorist attacks. At the time, Iyer was 23, and the youngest reporter assigned to the project. Mr. Iyer's work has been published in well-recognized and established print media such as Newsday, The Los Angeles Times, The Chicago Tribune, Encyclopedia.com, and by the National Institute of Literacy. Mr. Iyer has been instrumental in writing many editorials and profiles on numerous publicly traded and privately held companies. He holds a Bachelor's Degree in English Literature from the State University of New York at Stony Brook.

WENDY BOROW-JOHNSON became a director of FMG in August 2006. She is currently the President of Healthy Living Channel and the Senior Vice President of The Networks Group of Turner Media Group, Inc. The Networks Group includes Healthy Living Channel, iShop, Beauty and Fashion, Men's Channel, Mall TV, Resorts and Residence TV, iDrive and America's Preview Network. She is responsible for overseeing programming, network development, and distribution and cross media marketing of these lifestyle transactional networks. Prior to joining Turner Media Group, Inc., Ms. Borow-Johnson served on the Board of Directors of Brands Shopping Network, Inc. and was President of Television, securing 30 million cable and satellite homes and 25 name brand retailers for Brands Shopping Network. She was the President and CEO of RnetHealth Inc., a publicly traded company and was the President and CEO of Recovery Television Network. In one year she took Recovery Network from 2 million to 16 million cable households and according to Broadcasting and Cable made it the fastest growing cable network and the only media outlet dedicated to Recovery reaching over 16 million cable households.

TOM HEMINGWAY became a director of FMG in November 2004 and brings nearly two decades of management experience in the areas of artificial intelligence, home automation, and network systems. Mr. Hemingway is currently Chairman and CEO of Redwood Investment Group since it’s inception, he became the Chief Executive Officer and Chairman of Oxford Media (NASDAQ: OXMI) August 2004 to May 2006, On August 5, 1998, Mr. Hemingway became the Chief Executive Officer and Chairman of the Esynch Corporation (NASDAQ: ESYN), a publicly traded company, 2002 name changed to Mergence Corporation (NASDAQ: MRGN). From 1995 to 1998, Mr. Hemingway served as Chairman and CEO of Intermark Corporation, a software developer and publisher in the entertainment markets. Prior Mr. Hemingway was President and CEO of Omni Advanced Technologies (OMNI) and Intellinet Information Systems (INTS). In addition Mr. Hemingway has been a consultant and board member to several public and private companies, including Smart House/LV, It’s a Grind Coffee, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Water and Bioscience (PURE), and Smart OnLine (SOLN). Mr. Hemingway received his BA from State University of New York.

BOARD MEETINGS AND COMMITTEES

The Board currently has two committees, the Audit Committee and Compensation and Stock Option Committee established in January of 2005 to comply with the Sarbanes Oxley Act. The chairman of the Audit Committee is Tom Hemingway.

None of the other Directors of the Company were paid any compensation for their services as a director during the fiscal years ended August 31, 2006 and 2005. No family relationships exist between any of the executive officers or directors of the Company.

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

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required Form 3's and up to date Form 4's for the directors have been filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

Item 10. Executive Compensation

The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

	Short-Term Compensation				Long-Term Compensation
(in dollars)	Year	Salary	Bonus	Vacation Sick Pay	Other (1)	Pension	Total Compensation

Albert Aimers	2006	276,667	-0-	-0-	-0-	74,167	350,834
Albert Aimers	2005	190,000	-0-	25,177	94,400	51,250	360,827
Javan Khazali	2006	166,667	-0-	-0-	-0-	-0-	166,667
Javan Khazali	2005	72,500	-0-	-0-	-0-	-0-	72,500

(1) Represents catch up in pension from previous years.

Employment and Related Agreements

On July 19, 2003, Digital WallStreet entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses, and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. Pursuant to the terms of the employment agreement, annual base salary, and benefits payable under the employment agreement for the twelve months ended December 31, 2006 is $368,750.

Compensation of Directors

The directors of the Company did not receive any compensation for serving on the Board during the fiscal years ended August 31, 2006 and 2005, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 2006, the number of shares of the Company's Common Stock and percentage of the outstanding shares of the Company's Common Stock owned beneficially (a) by each officer and director who owns any such shares of the Company; (b) by all officers and directors of the Company as a group; and (c) by all persons who are known to the Company to own more than five percent of the Company's Common Stock.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Albert Aimers, Chairman, CEO	15,072,250 (1)	58.0%
Javan Khazali, COO and Director	1,325,000	5.1%
Mark V. Noffke, CFO	--	--
Tyson Le, Secretary	--	--
Dato'Sri Ram Sarma, Director	42,799 (2)	*
A. Chandrakumanan, Director	42,799 (3)	*
Tom Hemingway, Director	100,000	*
Nick Iyer, Director	863,400	3.3%
Wendy Borow-Johnson, Director	--	--
Smart Energy Group, Inc.	2,900,000	11.1%

Officers and Directors as a Group (9 individuals)	17,446,248	67.1%

(1)
Of these shares, 14,638,750 are owned by AMC Capital Group, Inc., a corporation of which Mr. Aimers is an officer, director and shareholder and 433,500 shares are owned by Forest, Glenneyre Associates, Inc., a corporation of which Mr. Aimers is an officer, director and a shareholder.

(2)	Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Sarma owns 50% interest.

(3)	Includes 39,699 shares owned by Kres Private Ltd., a Company of which Mr. Chandrakumanan owns 50% interest.

* Less than 1%

Stock Option Plan

None.

Employee Benefit Plan

The Company offers a health insurance plan that covers medical and dental for all it full time employees. The Company contributes $150 per employee monthly; the balance of the costs is borne by the employee. The Company does not have a pension plan nor does it offer any type of 401k plan.

Warrants

During the year ended August 31, 2006, the Company received $935,453 in cash consideration for exercise of 1,247,270 Class A Warrants pursuant to the private placement of June 1, 2005. The remaining unexercised 1,483,232 Class A Warrants expired on June 1, 2006. No other classes of warrant holders exercised their Warrants during the twelve month period ended August 31, 2006. No warrants were issued or converted during the year ended August 31, 2005.

The Company has the following warrants outstanding at August 31, 2006:

Class B Warrants - 2,730,502

Prior to the Company’s merger of WallStreet, WallStreet had agreed to sell 10,000,000 units at a unit price of $0.25 per unit. through a private placement on June 1, 2005. Each unit consisted of one share of common stock, par value of $0.001 per share, one redeemable Class A Warrant and one redeemable Class B Warrant. Each Class A and Class B Warrant entitled the registered holder to purchase, at any time until the first anniversary date of the private placement memorandum, one share of common stock at an exercise price of $0.50 and $0.75, respectively. In accordance with terms and conditions of the acquisition of WallStreet, the exercise price of redeemable Class A and Class B Warrant of WallStreet to purchase Common Shares of the Company were revised to $0.75 for Class A Warrant and $1.74 for Class B Warrant, respectively. Prior to the merger WallStreet sold 6,325,000 units. The Class A Warrants expired on June 1, 2006. The Wallstreet Class B Warrants were converted into 2,730,502 Warrants of Financial Media Group, Inc. common stock and expire on May 31, 2007.

Class A1 Warrants - 193,000

Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share. The warrants expire on August 31, 2007. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $3.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Class A2 Warrants - 193,000

Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $3.50 per share. The warrants expire on August 31, 2008. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $4.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances

Warrants Class C - 120,000

Each Class C Warrant entitles the holder to purchase 15,000 shares of Common Stock for $1.50 per share. The warrants expire on January 25, 2007. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $4.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Warrants Class D - 120,000

Each Class D Warrant entitles the holder to purchase 15,000 shares of Common Stock for $2.25 per share. The warrants expire on January 25, 2008. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $7.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Warrants Class E - 120,000

Each Class E Warrant entitles the holder to purchase 15,000 shares of Common Stock for $3.75 per share. The warrants expire on January 25, 2009. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $7.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Item 12: Certain Relationships and Related Transactions

None

PART IV

Item 13. Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Reports on Form 8-K:

During the last quarter covered by this Report, the Company filed the following Current Report Form 8-K:
Unregistered sale of securities, SEC File No. 000-32923, Film No. 051038847, incorporated by reference.

On November 22, 2006 the Company filed Form 8-K/A amendment its sole purpose was to provide the financial statements of WallStreet Direct, Inc. as required by Item 9.01(a) of Form 8-K, which financial statements and information were excluded from the Form 8-K filed on January 12, 2006. The audited financial statements of WallStreet Direct, Inc. for the year ended December 31, 2004 were filed by the Registrant on January 12, 2006 Form 8-K. However, upon the merger with the Company, WallStreet Direct, Inc. elected to change its fiscal year end from December 31 to August 31 thus requiring the Form 8-K/A amendment.

Item 14. Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended August 31, 2006, as contained in the Annual Report, are estimated and included for the fiscal year ended August 31, 2005.

	Year ended August 31,
	2006	2005

Audit Fees	$71,000	$32,000

Audit-Related Fees	$--	$--

Tax Fees	$7,000	$--

All Other Fees	$--	$--

(i) The Audit Committee requires that prior to the engagement of the Company’s principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of November, 2006.

By:	/s/ Albert Aimers
Albert Aimers, CEO

By:	/s/ Mark V. Noffke
Mark V. Noffke, CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 28th day of November 2006.

SIGNATURES	TITLE

/s/ Albert Aimers	Chairman of the Board and Chief Executive Officer
Albert Aimers

/s/ Javan Khazali	Chief Operating Officer and Director
Javan Khazali

/s/ Nick Iyer	Director
Nick Iyer

/s/ Wendy Borow-Johnson	Director
Wendy Borow-Johnson

/s/ Tom Hemmingway	Director
Tom Hemingway

/s/ A. Chandrakumanan	Director
A. Chandrakumanan

/s/ Dato’Sri Ram Sarma	Director
Dato’Sri Ram Sarma

FINANCIAL MEDIA GROUP, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Financial Media Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Financial Media Group, Inc. and Subsidiaries as of August 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended August 31, 2006 and eight month period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Media Group, Inc. and Subsidiaries as of August 31, 2006 and the results of its operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2006 and eight month period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $3,734,401 as of August 31, 2006 and has incurred net loss of $1,608,268 for the year ended August 31, 2006. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 12 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.
KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, CA

November 22, 2006

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
BALANCE SHEET
AUGUST 31, 2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$56,830
Accounts receivable, net	55,158
Marketable securities	5,631,678
Other current assets	1,669
Total current assets	5,745,335

PROPERTY & EQUIPMENT, net	95,131

DEPOSIT	29,421

Total assets	$5,869,887

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$271,966
Accrued expenses	1,235,283
Deferred revenue	3,204,773
Loan payable	225,632
Note payable	100,000
Current portion of note payable - officers	1,507,500
Total current liabilities	6,545,155

Long term debt - officer	1,500,000

Commitments and contingencies	--

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,760,507 issued and outstanding	25,761
Paid in capital	1,054,087
Shares to be issued	130,500
Unrealized gain on marketable securities	348,786
Accumulated deficit	(3,734,401)
Total stockholders' deficit	(2,175,267)

Total liabilities and stockholders' deficit	$5,869,887

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS

	For the year ended August 31,2006	For the eight months period ended August 31, 2005

Net revenues	$6,631,631	$1,334,260

Operating expenses
Selling, general & administrative	3,850,432	1,563,718
Depreciation	20,589	1,781
Impairment of marketable securities	2,914,877	--
Total operating expenses	6,785,898	1,565,499

Loss from operations	(154,268)	(231,239)

Non-Operating Income (Expense):
Interest expense	(192,520)	(124,760)
Interest income	844	12,523
Gain (Loss) on sale of marketable securities	(1,257,512)	149,184
Total non-operating income (expense)	(1,449,188)	36,948

Loss from operations before income taxes	(1,603,455)	(194,291)

Provision for income tax	4,812	3,707

Net Loss	(1,608,268)	(197,998)

Other comprehensive gain (loss):
Reclassification adjustment	(139,992)	(9,095)
Unrealized gain on marketable securities	134,485	363,387

Comprehensive gain (loss)	$(1,613,774)	$156,294

Basic and diluted net loss per share	$(0.07)	$(0.01)

Weighted average shares of share capital outstanding - basic and diluted	23,236,470	19,998,707

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Common	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Stock To be Issued	Gain (Loss)	Deficit	Equity
Balance, September 1, 2004	1,394,500	$1,395	$5,336,626	$--	$14,800	$(5,608,321)	$(255,500)
Common stock issued	3,000,000	3,000	297,000				300,000
Unrealized gain (loss) on marketable securities			--		(14,800)		(14,800)
Net loss			--		--	(308,830)	(308,830)
Balance, August 31, 2005	4,394,500	$4,395	$5,633,626	$--	$--	(5,917,151)	(279,130)
Recapitalization	19,998,707	19,999	(5,633,626)	--	354,292	3,791,018	(1,468,317)
Stock subscriptions receivable	--	--	--	130,500			130,500
Common stock issued	1,367,300	1,367	1,054,087	--	--	--	1,055,454
Reclassification adjustment	--	--	--	--	(139,992)	--	(139,992)
Unrealized gain on marketable securities	--	--	--	--	134,485	--	134,485
Net loss	--	--	--	--	--	(1,608,268)	(1,608,268)
Balance, August 31, 2006	25,760,507	$25,761	$1,054,087	$130,500	$348,786	$(3,734,401)	$(2,175,267)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	For the year ended August 31, 2006	For the eight months period ended August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,608,268)	$(197,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,589	1,781
Bad debts	75,930	--
Revenues in exchange of marketable securities	(6,129,172)	(962,019)
Impairment of marketable securities	2,914,877	--
Loss (gain) on sale of marketable securities	1,257,512	(149,184)
(Increase) decrease in current assets:
Receivables	(131,088)	--
Other current assets and deposits	(12,173)	(13,697)
Increase (decrease) in current liabilities:
Accounts payable	201,997	13,781
Accrued expenses and other liabilities	103,578	541,495
Net cash used in operating activities	(3,306,218)	(765,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(77,819)	(39,682)
Cash received as part of acquisition	945	--
Cash collected from a note receivable	--	103,825
Cash received from purchase and sale of marketable securities - net	743,992	391,671
Net cash provided by investing activities	667,118	455,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from note payable	225,632	--
Cash received on issuance of shares	2,149,204	487,600
Cash received for shares to be issued	130,500	--
Net cash provided by financing activities	2,505,336	487,600

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(133,764)	177,573

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	190,594	13,021

CASH & CASH EQUIVALENTS, ENDING BALANCE	$56,830	$190,594

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Digital WallStreet, Inc. was incorporated in Nevada on June 12, 2002 and commenced its operations during the first quarter of 2003. The company is a full service financial media company focused on applications that enables the retail investors and financial communities to collaborate directly with publicly traded companies. Digital WallStreet, Inc. provides internet based media and advertising services through its financial website “Wallst.net” and the company’s business newspaper “WallSt.net Digest.”

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Financial Media Group, Inc., was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing in providing financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 10, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis.

On January 6, 2006, Financial Media Group, Inc. (the “Company”) acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp. was incorporated in Nevada in 1984 as Southern Development Company, Inc. Pursuant to the acquisition of WallStreet, WallStreet became the wholly owned subsidiary of Financial Media Group, Inc. and Wallstreet continued as the surviving companies. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing operating entity. The historical financial statements presented herein will be those of WallStreet. The continuing entity retained August 31 as its fiscal year end. Wallstreet changed its fiscal year to August 31, effective 2005. The comparative statements are for the transition eight months period ended August 31, 2005.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Inc. and My WallStreet, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparation of financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On August 31, 2006, marketable securities have been recorded at $5,631,678 based upon the fair value of the marketable securities.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue Recognition

The Company generates its revenues from awareness products and advertising promotions related to marketing public companies and professional investment concerns. This is facilitated through the Company’s financial website, investment conferences and printing of publications and newspaper.

All sources of revenue are recorded pursuant to Staff Accounting Bulletin (SAB) 104 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonable assured.

Payments received in advance of services provided are recorded as deferred revenue.

Foreign Currency Translation

The reporting currency and functional currency of the Company is the U.S. Dollars. Foreign currency transactions are translated into U.S. Dollars at the rate of exchange in effect at the date of transaction. Foreign currency balances of monetary assets and liabilities are translated using the rate of exchange in effect at the balance sheet date. There was no foreign exchange transaction during the year ended August 31, 2006.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable sureties are determined based on market quotations.

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has determined it has only one segment.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

The Company did not issue any options during the year ended August 31, 2006 and the eight months period ended Auguat 31, 2005.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements.’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for interest and $4,812 for income tax during the year ended August 31, 2006.

On January 6, 2006, the Company acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company's commons stock in exchange for all the issued and outstanding shares of WallStreet. In conjunction with the acquisition, with the following liabilities of the company were assumed by WallStreet:

Accounts payable	$121,286
Accrued expenses	140,511
Note payable	107,500
$369,297

These liabilities have been excluded from the statement of cash flows for the year ended August 31, 2006.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  MARKETABLE SECURITIES

The Company receives securities of client companies as payment in full for services rendered. The numbers of shares the Company receives is based on contracts and the value is determined based on the bid price at the time of signing the agreement. The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable securities classified as available for sale consisted of the following as of August 31, 2006:

Marketable Securities	Cost	Market Value at August 31, 2006	Accumulated Unrealized Gain

Various	$5,282,892	$5,631,678	$348,786

As of August 31, 2006, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2006 consisted of the following:

Office and computer equipment	$117,501

Less accumulated depreciation:	(22,370)
$95,131

Depreciation expense for the year ended August 31, 2006 and eight months ended August 31, 2005 was $20,589 and $1,781, respectively.

NOTE 5  DEPOSITS

Deposits consisted of a rent deposit of $29,421 on the Company’s corporate office at August 31, 2006.

NOTE 6  DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. At August 31, 2006, the Company had $3,204,773 in deferred revenues.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2006:

Accrued officer’s compensation	$109,820
Accrued consulting fees	664,747
Accrued interest	318,730
Accrued salaries and payroll taxes	132,686
Other	9,300
$1,235,283

Accrued officer compensation is comprised of compensation payable to the Chief Executive Officer of the Company. The Company recorded an expense of $350,833 and $206,427 for the year ended August 31, 2006 and for the eight months period ended August 31, 2005 for compensation to the Chief Executive Officer of the Company.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  NOTES PAYABLE

Current:
Note payable, shareholder, interest at 6%, due on January 31, 2007, secured by the shares	$1,500,000
Note payable, officer, interest rate at 8%, due on demand	7,500
1,507,500
Long-term:
Note payable, shareholder, interest at 6%, due on January 31, 2010, secured by the shares	1,500,000
Total notes payable	$3,007,500

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder.

Should the total annual billings made by Digital WallStreet, Inc., for the calendar years ending December 31, 2005 or December 31, 2006 equals or exceeds $2,000,000, the full principal balance of the second $1,500,000 note will be due on or before January 31, 2010. If the annual billing is less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved.

The Company recorded $179,854 as interest expense on the above notes to the shareholder for the year ended August 31, 2006 and $120,419 as interest expense for the eight month period ended August 31, 2005.

NOTE 9  COMMITMENTS

Operating Lease

The Company leases its corporate office facilities from a third party under an operating lease that terminates on February 28, 2010. Monthly rental expense under the lease increases from $9,338 per month to $27,692 per month during the term of the lease. Rent expense under the operating lease for the year ended August 31, 2006 was $216,344 and $58,239 for the eight months ended August 31, 2005. The Company has future minimum lease obligations as follows:

Year ending August 31,	Amount

2007	$297,500
2008	297,500
2009	297,500
2010	148,750
$1,041,250

Employment Agreement

On July 19, 2003, the Company entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. The Company recorded $350,833 and $206,427 in salary and other fringe benefits for the year ended August 31, 2006 and for the eight months ended August 31, 2005.

Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. Other than as disclosed herein, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 INCOME TAXES

Income tax expense (benefit) for the year ended August 31, 2006 and eight months ended August 31, 2005 is summarized as follows:

	2006	2005
Current:
Federal	$1,741	$2,107
State	3,071	1,600
Deferred taxes	--	--
Income tax expense (benefit)	$4,812	$3,707

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31, 2006	August 31, 2005

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	--	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2006 are as follows:

Deferred tax assets:
Net operating loss carry forward	$1,995,917
Total gross deferred tax assets	1,995,917
Less valuation allowance	(1,995,917)
Net deferred tax assets	$--

At August 31, 2006, the Company had net operating loss carry forwards of $4,903,702 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2018. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

NOTE 11 EQUITY TRANSACTIONS

Common Stock

On June 1, 2005, the WallStreet commenced a private equity offering to accredited investors which closed on December 22, 2005. WallStreet sold 6,325,000 units at $0.25 per unit, for an aggregate of $1,581,250 in net proceeds. Each unit is priced at $0.25 and consists of one (1) share of restricted common stock and one redeemable Class A Warrant and one redeemable Class B Warrant of WallStreet. Each Class A Warrant entitled the registered holder to purchase, at any time until the first anniversary of the date of the offering memorandum, one share of Common Stock at an exercise price of $0.50, subject to adjustment. Each Class B Warrant entitled the registered holder to purchase, at any time until the second anniversary of the date of the offering memorandum, one share of Common Stock at an exercise price of $0.75, subject to adjustment. The Class A Warrants and the Class B Warrants are redeemable by WallStreet, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of the offering memorandum. If the average of the closing bid price of the Common Stock, shall exceed $1.00 per share for the Class A Warrants and $2.68 per share for the Class B Warrants (subject to adjustment) for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given. WallStreet issued 6,325,000 Class A and Class B warrants to investors at the exercise prices of $0.50 and $0.75 respectively, with the fair value of the warrants of $0 calculated using the Black Scholes option pricing model using the assumptions of risk free interest rate of 3.4%, volatility of 0%, and dividend yield of 0%. These securities were issued pursuant to Rule 506 of Regulation D.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through a private placement on January 25, 2006 and after the merger, the Company sold 11 units consisting of 165,000 common shares to ten accredited investors for cash consideration of $165,000.00. Each unit sold consists of one common share, a redeemable Class C Warrant (the “Class C Warrant”) a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expire on January 25, 2007, Class D Warrants expire on January 25, 2008 and Class E Warrants expire on January 25, 2009, respectively.

As of August 31, 2006, the Company received $935,453 in cash consideration for exercise of 1,247,270 Class A Warrants pursuant to the private placement of May 2005. The remaining unexercised 1,483,232 Class A Warrants expired on June 1, 2006. No other classes of warrant holders exercised their warrants during the year ended August 31, 2006.

NOTE 12 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had accumulated deficit of $3,734,401 as of August 31, 2006 and has incurred net loss of $1,608,268 for the year ended August 31, 2006. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2006, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

NOTE 13 SUBSEQUENT EVENTS

Through a private placement memorandum on September 1, 2006, the Company agreed to sell 335 units at $15,000 per unit, each unit consisting of 10,000 shares of common stock, one Class A1 Warrant and one Class A2 Warrant, respectively. Class A1 Warrants expire 12 months from the date of the private placement and Class A2 Warrants expire 24 months from the date of the private placement. Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share. The warrants expire on August 31, 2007. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $3.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances. Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $3.50 per share. The warrants expire on August 31, 2008. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $4.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

As of November 28, 2006, the Company received a cash consideration of $624,000 for sale of 431,000 shares of common stock under the September 1, 2006 private placement. The Company has issued 241,000 shares of common stock to the accredited investors and 190,000 shares remained to be issued as of date.