Form 10QSB
period 2007-01-15
Financial Media Group, Inc.
filed 2007-01-18
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended November 30, 2006

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.   Yes ☒ No ☐

As of January 16, 2007, the Company had 26,191,512 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

Report on Form 10-QSB
for the quarter ended November 30, 2006

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
BALANCE SHEET
November 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash & cash equivalents	$24,526
Accounts receivable, net	60,346
Marketable securities	6,269,364
Other current assets	10,478
Total current assets	6,364,714

PROPERTY & EQUIPMENT, Net	96,065

Deposit	29,421

$6,490,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$318,315
Accrued expenses	1,370,211
Deferred revenue	2,914,305
Loan payable to related party	227,000
Loans payable	269,032
Note payable	100,000
Current portion of notea payable - Officers	1,507,500
Total current liabilities	6,706,363

Long term debt - Officer	1,500,000

Commitments	--

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 26,191,512 issued and outstanding	26,192
Paid in capital	1,677,655
Unrealized gain on marketable securities	1,186,195
Accumulated deficit	(4,606,205)
Total stockholders' deficit	(1,716,163)

Total liabilities and stockholders' deficit	$6,490,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS
(Unaudited)

	For the three month periods ended November 30,
	2006	2005

Net revenues	$1,641,225	$1,346,389

Operating expenses
Selling, general & administrative	1,274,910	791,986
Depreciation and amortization	8,826	3,335
Impairment of marketable securities	1,103,020	1,154,052
Total operating expenses	2,386,756	1,949,373

Loss from operations	(745,529)	(602,984)

Non-operating income (expense)
Interest expense	(49,070)	(46,564)
Interest income	--	350
Gain (loss) on sale of marketable securities	(64,681)	96,005
Total non-operating income (expense)	(113,751)	49,792

Loss from operations before income taxes	(859,281)	(553,192)

Provision for income tax	12,524	--

Net income (loss)	(871,805)	(553,192)

Other comprehensive gain (loss):
Reclassification adjustment	106,468	--
Unrealized gain (loss) on marketable securities	730,942	(354,126)

Comprehensive gain (loss)	$(34,395)	$(907,318)

Basic and diluted net loss per share	$(0.034)	$(0.013)

Weighted average shares of share capital outstanding - basic	25,854,728	43,343,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month periods ended November 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(871,805)	$(553,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	25,475	--
Depreciation and amortization	8,826	3,335
Revenues in exchange of marketable securities	(1,488,861)	(1,317,984)
Impairment of marketable securities	1,103,020	1,154,052
Loss (gain) on sale of marketable securities	64,681	(96,005)
(Increase) decrease in current assets:
Receivables	(5,188)	(700)
Other current assets
Advances from third party	(8,810)	5,196
Increase (decrease) in current liabilities:	--	(46,500)
Accounts payable	46,349	(37,876)
Accrued expenses	134,928	147,136
Net cash used in operating activities	(991,386)	(742,538)

Cash flows from investing activities:
Cash paid to purchase property and equipment	(9,760)	(15,250)
Cash received from sale/purchase of marketable securities, net	204,940	46,787
Net cash provided by investing activities	195,180	31,537

Cash flows from financing activities:
Cash receipts from loans payable	83,400	319,676
Cash receipts from loan payable to related party	187,000	--
Cash received from sale of common shares	493,500	768,750
Net cash provided by financing activities	763,900	1,088,426

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(32,304)	377,425

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	56,830	190,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,526	$568,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Financial Media Group, Inc. (the “Company,” "We," or "FMG") is a full service financial media company focused on applications that enables the retail investment and financial communities to collaborate directly with publicly traded companies. The Company provides Internet based media and advertising services through its financial website and the Company’s newspaper “WallSt.net Digest.” The Company provides full array of customized investor awareness programs such as audio and video of senior management interviews, press releases, newsletter and editorials, small cap conferences and seminars, email mailings and forums.

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

On January 6, 2006, Financial Media Group, Inc. acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp., was incorporated in Nevada in 1984 as Business Development Company, Inc. Pursuant to the acquisition of WallStreet, WallStreet became the wholly owned subsidiary of Financial Media Group, Inc. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

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

On February 10, 2006, Financial Media Group, Inc. established a 100% wholly owned subsidiary Financial Filings Corp. This business unit focuses on providing edgarization and newswire services to small and mid-sized public companies. These compliance services provide formatting of pertinent SEC filings and distribution of news in more than 30 languages to media outlets in more than 135 countries.

On June 13, 2006, Financial Media Group, Inc. established another wholly owned subsidiary MyWallStreet, Inc. MyWallStreet, Inc. is presently in the development stage and will offer a social networking platform that allows members to collaborate with one another, build personalized web-pages, exchange ideas, access financial content, and build social networks comprised of other members, targeted to the financial community.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2006 were filed on November 29, 2006 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings Corp. and My WallStreet, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparation of financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On November 30, 2006, marketable securities have been recorded at $6,269,364 based upon the fair value of the marketable securities.

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

The Company recognizes revenue on marketable securities and cash received for services which is to be provided in future periods, on a pro-rata basis over the term of the agreement.

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

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has determined it currently has only one segment.

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

The Company did not issue any options during the three month periods ended November 30, 2006 and 2005 respectively.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

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

NOTE 3    MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of November 30, 2006.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company sold marketable securities during the three month periods ended November 30, 2006 and recorded a realized loss of $64,681. The Company realized a gain of $96,005 on sale of marketable securities during the three months ended November 30, 2005. The Company recognized an impairment expense on the marketable securities of $1,103,020 and $1,154,052 during the three months ended November 30, 2006 and 2005 respectively.

Marketable securities classified as available-for-sale consisted of the following as of November 30, 2006:

Marketable Securities	Cost	Market Value at November 30, 2006	Unrealized Gain
Various	$5,083,169	$6,269,364	$1,186,195

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2006 consisted of the following:

Office and computer equipment	$127,261

Less: accumulated depreciation	(31,196)
$96,065

Depreciation expense for the three months ended November 30, 2006 and 2005 was $8,826 and $3,335, respectively.

NOTE 5   DEPOSITS

Deposits consisted of a rent deposit of $29,421 for the Company’s corporate office at November 30, 2006.

NOTE 6    DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. At November 30, 2006, the Company had $2,914,305 in deferred revenues.

NOTE 7    ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2006:

Accrued consulting fees	$742,575
Accrued interest	374,080
Accrued officers compensation	164,499
Accrued payroll and taxes	87,707
Other	1,350
$1,370,211

NOTE 8    NOTES PAYABLE

Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	$7,500
Notes payable to an officer, due January 31, 2007 and January 31, 2010, interest rate 6%, secured	3,000,000
3,007,500
Less: current portion	(1,507,500)

Long-term debt - Officer	$1,500,000

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. Should the total annual billings made by Digital WallStreet, Inc., for the calendar years ending December 31, 2005 or December 31, 2006 equals or exceeds $2,000,000, the full principal balance of the second $1,500,000 note will be due on or before January 31, 2010. If the annual billing is less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved. On December 11, 2006, the Company and the officer agreed to extend the payment due date of the promissory note due January 31, 2007 to January 31, 2010.

The Company recorded $45,150 as interest expense on the above notes to the shareholder for the three months ended November 30, 2006 and $45,471 as interest expense for the same period ended November 30, 2005.

NOTE 9    LOAN PAYABLE

The Company has obtained loans from related parties amounting to $227,000 and third parties amounting to $269,032 as of November 30, 2006. Loans payable to related parties and third parties are non-interest bearing, unsecured and payable on demand.

NOTE 10    COMMITMENTS

Operating Lease

The Company leases office facilities under operating leases that terminate on February 28, 2010. Rental expense for the lease consisted of $83,240 and $25,598 for the three month periods ended November 30, 2006 and 2005, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending November 30,
2007	$325,889
2008	309,607
2009	316,526
2010	106,085
Total	$1,058,107

Employment Agreement

On July 19, 2003, WallStreet entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. The Company recorded $92,187 and $75,000 in salary and other fringe benefits for the three months ended November 30, 2006 and 2005, respectively.

NOTE 11    COMMON STOCK AND PAID IN CAPITAL

Through a private placement memorandum on September 1, 2006, the Company agreed to sell 335 units at $15,000 per unit, each unit consisting of 10,000 shares of common stock, one Class A1 Warrant and one Class A2 Warrant, respectively. Class A1 Warrants expire 12 months from the date of the private placement and Class A2 Warrants expire 24 months from the date of the private placement. Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share and each Class A2 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $3.50 per share. The warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $3.50 for Class A1 Warrants and $4.50 for the Class A2 Warrants for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

During the three months ended November 30, 2006, the Company received a cash consideration of $493,500 for sale of 329,000 shares of Common Stock under September 1, 2006 private placement. No other classes of warrant holders exercised their warrants. The Company issued

Subsequent to November 30, 2006, the Company received an additional cash consideration of $95,000 for sale of 63,333 shares of Common Stock under the September 1, 2006 private placement.

NOTE 12    BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 13    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for interest and $3,483 for income tax during the three months ended November 30, 2006. During this same three month period in 2005, the Company paid $1,092 for interest and $0 for income tax.

NOTE 14    LEGAL PROCEEDINGS

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

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has to answer to the Complaint by February 7, 2007 and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

NOTE 15    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has accumulated deficit of $4,606,205 as of November 30, 2006 and has incurred net loss of $871,805 for the three months ended November 30, 2006. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management continues to devote considerable effort during the period ended November 30, 2006, towards (i) obtaining additional equity financing, (ii) developing an e-commerce platform to supplement its core branding business, (iii) realigned its administrative and personnel costs, and (iv) evaluation of its distribution and marketing methods.

NOTE 16    SUBSEQUENT EVENTS

On December 11, 2006, the Company reached an agreement with a shareholder to amend the payment due date on a promissory note of $1,500,000 from January 31, 2007 to January 31, 2010.

Subsequent to November 30, 2006, the Company received an additional cash consideration of $95,000 for sale of 63,333 shares of Common Stock under the September 1, 2006 private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition

Description of Business

Financial Media Group, Inc. is a full service financial media company focused on applications that enables the retail investment and financial communities to collaborate directly with publicly traded companies. The Company provides Internet based media and advertising services through its financial website and the Company’s newspaper “WallSt.net Digest.” The Company provides full array of customized investor awareness programs such as audio and video of senior management interviews; press releases; newsletter and editorials; small cap conferences and seminars; email mailings and forums.

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

On February 10, 2006, Financial Media Group, Inc. established a 100% wholly owned subsidiary Financial Filings Corp. This business unit focuses on providing Edgarization and newswire services to small and mid-sized public companies. These compliance services provide formatting of pertinent SEC filings and distribution of news in more than 30 languages to media outlets in more than 135 countries.

On June 13, 2006, Financial Media Group, Inc. established another wholly owned subsidiary MyWallStreet, Inc. MyWallst.net is presently in the development stage and will offer a social networking platform that allows members to collaborate with one another, build personalized WebPages, exchange ideas, access premium content, and build social networks comprised of other members, targeted to the financial community.

CORPORATE HISTORY AND PLAN OF OPERATIONS

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

On May 20, 2004, the Company's shareholders approved amending the Articles of Incorporation to change name to "Giant Jr. Investments Corp."

On June 30, 2004, the Company filed with the Securities and Exchange Commission ("SEC") to become a Business Development Company (BDC) under the 1940 Act and on September 1, 2004 it began its BDC operations.

On April 11, 2005, the Company entered into a share exchange agreement, to acquire 16 million shares of WallStreet representing approximately 40% of the issued and outstanding common shares of WallStreet, in exchange for 7 million common shares of the Company. On May 25, 2005, the Company and WallStreet mutually agreed to terminate the agreement citing the timing of merger was not right for both the companies.

On June 1, 2005, the Company’s Board of Directors and the shareholders owning approximately 52% of the Company’s common stock consented in writing and terminated the Company’s status as a Business Development Company. After the termination, the Company is governed by the rules and regulations promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

On September 19, 2005, the Company re-entered into an Agreement and Plan of Reorganization, as amended on September 21, 2005 (the “Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of WallStreet in exchange for up to 20,000,000 shares of the Company’s common stock.

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

Results of Operations

The consolidated results of operations of the Company for the three months ended November 30, 2006 consisted of the operations of the Company, its wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings Corp. and its wholly-owned subsidiary My WallStreet, Inc., compared to the consolidated results of operations of WallStreet for the same periods in 2005. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net loss of $871,805 for the three months ended November 30, 2006 compared to net loss of $553,192 for the same period in 2005.

Revenues

Revenues for the three months period ended November 30, 2006 were $1,641,225 compared to $1,346,389 and for the same period in 2005. Revenues increased by $294,836 (22%) during the three months ended November 30, 2006 when compared to the same period in 2005 due to the Company’s expanded effort in marketing its services and gaining clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three month period ended November 30, 2006 were $1,274,910 compared to $791,986 for the same period in 2005. S,G&A expenses increased by $482,924 (61%) during the three month period ended November 30, 2006 as compared to 2005, primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility, increase in administrative, sales and marketing personnel and increase in legal costs due to the acquisition of the subsidiary.

Impairment of marketable securities for the three month period ended November 30, 2006 were $1,103,020 compared to $1,154,052 for the same period in 2005. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their market value. The Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the three month period ended November 30, 2006 was $8,826 compared to $3,335 for the same period in 2005.

Interest expense for the three month period ended November 30, 2006 was $49,070 compared to $46,564 for the same period in 2005. Interest expense increased due to the interest charged on the $3.0 million promissory notes executed by the Company in January 2005. Realized loss on sale of marketable securities for the three month period ended November 30, 2006 was $64,681 compared to realized gain of $96,005 for the same period in 2005. The Company sold non-performing marketable securities held in its possession and realized losses on their sale prior to December 31, 2005 to take advantage of tax loss for benefit in future periods. Unrealized gain for the three month period ended November 30, 2006 was 730,942 compared to unrealized loss of $354,126 for the same period in 2005. Unrealized gain or loss resulted due to the increase or decrease in market value of the marketable securities held at November 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2006 were $24,526 compared to $568,019 at November 30, 2005. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $871,805 for the three month period ended November 30, 2006 compared to a loss of $553,192 for the same period in 2005. The Company’s current liabilities exceeded its current assets by $341,649 at November 30, 2006, and net cash used in operating activities for the three months ended November 30, 2006 was $991,386. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months period ended November 30, 2006 was $991,386. The increase in net cash used in operating activities resulted due to an increase in receivables of $5,188, other current assets of $8,810, an increase in accounts payable of $46,349 and increase in accrued expenses of $134,928.

Investing Activities

Net cash provided by investing activities for the three month period ended November 30, 2006 was $195,180. The Company received $204,940 in cash proceeds from sale of marketable securities and expended cash of $9,760 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three month period ended November 30, 2006 was $763,900 due to cash received from sale of securities and exercise of warrants amounting to $493,500, loans received amounting to $83,400, and from related parties amounting to $187,000.

As a result of the above activities, the Company experienced a net decrease in cash of $32,304 for the three month period ended November 30, 2006. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has to answer to the Complaint by February 7, 2007 and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

Item 2. Changes in Securities

During the three months ended November 30, 2006, the Company received a cash consideration of $493,500 from sale of 329,000 shares of Common Stock under September 1, 2006 Private Placement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K -- Filed on September 1, 2006 - SEC Film No. 061070387, Incorporated by reference

b)	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2007	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer