Form 10QSB
period 2007-04-13
Financial Media Group, Inc.
filed 2007-04-16
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2007

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

As of April 12, 2007, the Company had 26,774,878 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

TABLE OF CONTENTS

Report on Form 10-QSB
for the quarter ended February 28, 2007

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2007
(Unaudited)

ASSETS

Current assets:
Cash & cash equivalents	$172,845
Accounts receivable, net	34,436
Marketable securities	4,905,472
Other current assets	15,183
Total current assets	5,127,936

PROPERTY & EQUIPMENT, Net	87,108

Deposit	29,421

$5,244,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$425,196
Accrued expenses	1,571,590
Deferred revenue	2,998,311
Loan payable to related parties	444,585
Note payable	369,032
Current portion of note payable - officers	7,500
Total current liabilities	5,816,213

Long term debt - officer	3,000,000

Commitments and contingencies	--

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 26,744,878 shares issued and outstanding	26,745
Paid in capital	2,480,167
Shares to be issued	31,240
Unrealized gain on marketable securities	287,923
Accumulated deficit	(6,397,823)
Total stockholders' deficit	(3,571,748)

Total liabilities and stockholders' deficit	$5,244,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three month periods ended February 28,		For the six month periods ended February 28,
	2007	2006	2007	2006

Net revenues	$1,527,554	$1,502,281	$3,168,780	$2,898,000

Operating expenses
Selling, general & administrative	1,406,380	1,004,717	2,681,290	1,691,967
Depreciation	8,957	3,173	17,783	5,238
Impairments	1,821,801	485,452	2,924,821	1,055,452
Total operating expenses	3,237,138	1,493,342	5,623,894	2,752,657

Income (Loss) from operations	(1,709,584)	8,939	(2,455,114)	145,343

Non-operating income (expense)
Interest expense	(48,106)	(46,634)	(97,176)	(74,696)
Interest income	7	325	7	557
Loss on sale of marketable securities	(33,935)	(891,038)	(98,616)	(795,413)
Total non-operating expense	(82,034)	(937,347)	(195,785)	(869,552)

Loss from operations before income taxes	(1,791,618)	(928,408)	(2,650,899)	(724,209)

Provision for income tax	--	2,400	12,524	2,400

Net loss	(1,791,618)	(930,808)	(2,663,423)	(726,609)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	--	1,250,836	106,468	703,541
Reclassification adjustment	(898,272)	--	(167,330)	--

Comprehensive gain (loss)	$(2,689,890)	$320,028	$(2,724,285)	$(23,068)

Basic and diluted net loss per share	$(0.068)	$(0.044)	$(0.102)	$(0.034)

Weighted average shares of share capital outstanding - basic and diluted	26,297,111	21,285,503	26,074,698	21,285,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month periods ended February 28,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,663,423)	$(726,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	45,613	--
Depreciation and amortization	17,783	5,238
Revenues in form of marketable securities	(2,867,717)	(2,858,059)
Impairment of marketable securities	2,924,821	1,055,452
Loss on sale of marketable securities	98,616	795,413
Issuance of warrants for consulting	246,565	--
Decrease in current assets:
Receivables	(24,891)	(70,925)
Other current assets	(13,514)	(49,123)
Increase in current liabilities:
Accounts payable	153,230	158,923
Accrued expenses	336,307	171,179
Deferred revenues	47,239	197,930
Net cash used in operating activities	(1,699,372)	(1,320,582)

Cash flows from investing activities:
Cash received as part of acquisition	--	416
Acquisition of property and equipment	(9,760)	(47,539)
Cash received from sale/purchase of marketable securities, net	394,922	929,557
Net cash provided by investing activities	385,162	882,434

Cash flows from financing activities:
Cash receipts from loan payable to third parties	487,985	--
Cash receipts from loan payable to related parties	--	273,179
Cash receipts from exercise of options	262,500	--
Cash received for shares to be issued	31,240	--
Cash received from sale of shares	648,500	90,000
Net cash provided by financing activities	1,430,224	363,179

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	116,014	(74,969)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	56,830	190,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$172,845	$115,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2006 were filed on November 29, 2006 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On February 28, 2007, marketable securities have been recorded at $4,905,472 based upon the fair value of the marketable securities.

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

The Company did not issue any options to the employees during the six months period ended February 28, 2006.

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

In February 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 3  MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of February 28, 2007.

Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company sold marketable securities during the three month periods and six month periods ended February 28, 2007 and recorded a realized loss of $33,935 and $98,616 compared to the realized loss of $891,038 and $795,413 for the same periods ended February 28, 2006. The Company recognized an impairment expense on the marketable securities of $1,821,801 and $2,924,821 during the three month periods and six month periods ended February 28, 2007 compared to $485,452 and $1,055,452 during the same periods ended February 28, 2006.

Marketable securities classified as available-for-sale consisted of the following as of February 28, 2007:

Marketable Securities	Cost	Market Value at February 28, 2007	Unrealized Gain
Various	$4,617,549	$4,905,472	$287,923

In January 2007, theCompany invested $139,000 in a ‘Wealth Expo’ brand. This investment was fully impaired as of February 28, 2007 as the Company determined that there was no market for the brand.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2007 consisted of the following:

Office and computer equipment	$127,261

Less: accumulated depreciation	(40,153)
$87,108

Depreciation expense for the three months and six months periods ended February 28, 2007 were $8,957 and $17,783 compared to $3,173 and $5,238 for the same periods in 2006.

NOTE 5 DEPOSITS

Deposits consisted of a rent deposit of $29,421 for the Company’s corporate office at February 28, 2007.

NOTE 6 DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. At February 28, 2007, the Company recorded $2,998,311 in deferred revenues.

NOTE 7	ACCRUED EXPENSES

Accrued expenses consisted of the following at February 28, 2007:

Accrued consulting fees	$669,968
Accrued interest	434,542
Accrued officers compensation	246,831
Accrued payroll, taxes and other	220,248
$1,571,590

NOTE 8	NOTES PAYABLE - OFFICERS

Note payable to an officer, due January 31, 2010, interest rate 6%, secured	$3,000,000
Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	7,500
3,007,500
Less: current portion	(7,500)
Long-term debt - Officer	$3,000,000

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder have been recorded as a distribution to the majority shareholder. On December 11, 2006, the Company and the officer agreed to extend the payment due date of the promissory note due January 31, 2007 to January 31, 2010.

The Company recorded $49,863 and $98,933 as interest expense on the above notes for the three months and six months ended February 28, 2007 and $48,106 and $97,176 as interest expense for the same periods ended February 28, 2006.

Also included in accrued expenses are accrued consulting expenses amounting to $37,712 payable to the officers of the Company.

NOTE 9	NOTES PAYABLE - CURRENT

Note payable to third party, due on demand, unsecured, interest-free	$102,760
Notes payable to third party, due July 31, 2007, interest rate 6%, unsecured	266,272
$369,032

In August, 2006, the Company executed a promissory note of $100,000 from a third party, unsecured and due on demand.

On January 19, 2007, the Company executed a promissory note of $266,272 with a third party bearing an annual interest rate of 6%, unsecured, due for payment on July 31, 2007

NOTE 10	LOAN PAYABLE - RELATED PARTY

The Company has obtained loans from related parties amounting to $444,585 as of February 28, 2007. Loans payable to related parties are non-interest bearing, unsecured and payable on demand.

NOTE 11	COMMON STOCK AND PAID IN CAPITAL

Through a private placement memorandum on September 1, 2006, the Company agreed to sell 335 units at $15,000 per unit, each unit consisting of 10,000 shares of common stock, one Class A1 Warrant and one Class A2 Warrant, respectively. Class A1 Warrants expire 12 months from the date of the private placement and Class A2 Warrants expire 24 months from the date of the private placement. Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share and each Class A2 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $3.50 per share. The warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $3.50 for Class A1 Warrants and $4.50 for the Class A2 Warrants for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances. The Company closed the private placement on February 23, 2007.

During the six months ended February 28, 2007, the Company received a cash consideration of $648,500 for sale of 432,333 shares of Common Stock under September 1, 2006 private placement. No other classes of warrant holders exercised their warrants.

On December 6, 2006, the Company entered into a stock purchase agreement with an accredited investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The purchaser agreed to purchase up to Two Million Dollars ($2,000,000) worth of common shares at a per share price equal to 40% of the previous day’s last bid price as traded on the Over The Counter Bulletin Board Exchange subject to certain conditions and commissions associated with such sales. As of February 28, 2007, the Company sold 60,459 shares of its common stock under Regulation S to the accredited investor and received $31,240 in proceeds from sale of its shares. These shares are to be issued as of February 28, 2007.

The Company issued 100,000 shares worth $139,000 as an investment in a ‘Wealth Expo’ brand. This investment was fully impaired as of February 28, 2007 as the Company determined that there was no market for the brand.

During the six months ended February 28, 2007, the Company issued warrants to a consultant in connection with the marketing and distribution strategies to purchase 350,000 shares of its common stock pursuant to the terms under the 2006 Non-Employee Stock Option Plan. The exercise price of the warrants on the date of grant was $0.75 per share and the term was 45 days. The Company recorded consulting expense of $246,565 based on the fair value of the warrants on the date of grant. The fair value of the warrants was estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating the fair value of the warrants:

Annual rate of quarterly dividend	0.00%
Discount rate - Bond Equivalent Yield	4.91%
Volatility	40%
Expected life	45 days

On February 22, 2007, the Company received a cash consideration of $262,500 upon the consultant’s exercise of 350,000 warrants. The Company did not have any warrants outstanding as of February 28, 2007.

NOTE 12  COMMITMENTS

Operating Lease

The Company leases office facilities under operating leases that terminate on February 28, 2010. Rental expense for the lease was $82,075 and $166,315 for the three months and six months period ended February 28, 2007 compared to $47,510 and $63,257 for the three months and six months period ended February 28, 2006. The Company has future minimum lease obligations as follows:

Twelve months ending February 28,
2008	$318,918
2009	311,337
2010	318,256
2011	26,521
Total	$975,032

Employment Agreement

On July 19, 2003, WallStreet entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. The Company recorded $92,190 and $184,375 in salary and other fringe benefits for the three months and six months period ended February 28, 2007 compared to $86,458 and $184,375 for the same periods ending February 28, 2006.

NOTE 13 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company did not make any payments for interest and for income taxes during the three months and six months period ended February 28, 2007 and 2006, respectively.

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

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has responded an answer to the Complaint and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

NOTE 15   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has accumulated deficit of $6,397,823 as of February 28, 2007 and has incurred net loss of $2,663,423 for the six months ended February 28, 2007. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management continues to devote considerable effort during the period ended February 28, 2007, towards (i) obtaining additional equity financing, (ii) developing an e-commerce platform to supplement its core branding business, (iii) realigned its administrative and personnel costs, and (iv) evaluation of its distribution and marketing methods.

NOTE 16  SUBSEQUENT EVENTS

The Company received $590,846 in cash consideration from its sale of 1,127,715 restricted common shares under Regulation S filing subsequent to February 28, 2007. The Company’s restricted common shares were sold at a price ranging from $1.25 to $1.69 per share before the issuing expenses.

The Company received $63,173 in cash consideration for exercise of 63,173 Class B Warrants pursuant to the private placement of June 2005. The Company has not issued as of date the 63,173 common shares as a result of conversion of warrants into common shares.

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

On January 30, 2007, Financial Media Group, Inc. completed the acquisition of the brand “Wealth Expo” from a third party for a consideration valued at $139,000. The acquisition included rights to the web site and series of investor expositions which are designed to provide information on investing techniques and tools to investors, through workshops and exhibits throughout the United States. Wealth Expo has provided a broad range of information to thousands of individual investors on various types of investments, trading, portfolio management, retirement planning and personal finance.

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

Results of Operations

The consolidated results of operations of the Company for the three months and six months ended February 28, 2007 consisted of the operations of the Company, its wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings Corp. and its wholly-owned subsidiary My WallStreet, Inc., compared to the consolidated results of operations of the Company from January 6, 2006 (date of acquisition) of WallStreet to February 28, 2006, results of operations of WallStreet and Financial Filings Corp. and for the same periods in 2006. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net loss of $1,791,618 and $2,663,423 for the three months and six months period ended February 28, 2007 compared to a net loss of $930,808 and $726,609 for the same periods in 2006.

Revenues

Revenues for the three months and six months period ended February 28, 2007 were $1,527,554 and $3,168,780 compared to $1,502,281 and $2,898,000 for the same periods in 2006. Revenues increased by $25,273 (2%) and $270,780 (9%) during the three months and six months period ended February 28, 2007 compared to the same periods in 2006 due to the Company’s expanded effort in marketing its advertising services and gaining clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three months and six months period ended February 28, 2007 were $1,406,380 and $2,681,290 compared to $1,004,717 and $1,691,967 for the same periods in 2006. S,G&A expenses increased by $401,663 (40%) and $989,323 (58%) during the three months and six months period ended February 28, 2007 as compared to the same periods in 2006, primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility, increase in administrative, sales and marketing personnel and increase in legal costs due to the acquisition of the subsidiary.

Impairment of marketable securities for the three months and six months period ended February 28, 2007 were $1,821,801 and $2,924,821 compared to $485,452 and $1,055,452 for the same periods in 2006. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their market value. The Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the three months and six months period ended February 28, 2007 was $8,957 and $17,783 compared to $3,173 and $5,238 for the same periods in 2006.

Interest expense for the three months and six months period ended February 28, 2007 was $48,106 and $97,176 compared to $46,634 and $74,696 for the same periods in 2006. Interest expense increased primarily due to the interest charged on the two $1.5 million promissory notes executed by the Company in January 2005.

Realized loss on sale of marketable securities for the three months and six months period ended February 28, 2007 was $33,935 and $98,616 compared to realized loss of $891,038 and $795,413 for the same periods in 2006. The Company sold a significant number of non-performing marketable securities held in its possession during the three and six months period ended February 28, 2006 and recorded loss on such sale as compared to the same periods in 2007.

Unrealized gain for the three months and six months period ended February 28, 2007 was $0 and $106,468 as compared to unrealized gain of $1,250,836 and 703,541 for the same periods in 2006. Unrealized gain resulted due to the increase in market value of the marketable securities held at February 28, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2007 were $172,845 compared to $115,625 at February 28, 2006. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $2,663,423 for the six months period ended February 28, 2007 compared to a loss of $726,609 for the same period in 2006. The Company’s current liabilities exceeded its current assets by $688,277 at February 28, 2007 and net cash used in operating activities for the six months ended February 28, 2007 was $1,699,372. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months period ended February 28, 2007 was $1,699,372. The increase in net cash used in operating activities resulted due to a increase in receivables of $24,891, increase in other current assets of $13,514, increase in accounts payable of $153,230, increase in accrued expenses of $336,307 and increase in deferred revenues of $47,239.

Investing Activities

Net cash provided by investing activities for the six months period ended February 28, 2007 was $385,162. The Company received $394,922 in cash proceeds from sale of marketable securities and expended cash of $9,760 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months period ended February 28, 2007 was $1,430,224 due to cash received from sale of securities of $648,500, cash received for shares to be issued amounting to $31,240, cash received from exercise of warrants amounting to $262,500, loans received from third parties amounting to $487,985.

As a result of the above activities, the Company experienced a net increase in cash of $116,014 for the six months period ended February 28, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has responded to the Complaint and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

Item 2. Changes in Securities

During the three months ended February 28, 2007, the Company sold 60,459 shares of restricted common stock to 14 investors pursuant to an exemption from registration under Regulation S. The shares were sold to at a price range from $1.32 to $1.50 per share for total proceeds of $31,240 after issuing expenses.

During the three months ended February 28, 2007, the Company received a cash consideration of $155,000 from sale of 205,333 shares of common stock under September 1, 2006 Private Placement.

During the three months ended February 28, 2007, the Company received a cash consideration of $262,500 from exercise of 350,000 warrants by a consultant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K -- Filed on January 12, 2007 - SEC Film No. 007529233, Incorporated by reference

Form 8-K - Filed on January 25, 2007 - SEC Film No. 07553851, Incorporated by reference

b)	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2007	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer