Form 10QSB
period 2007-05-31
Financial Media Group, Inc.
filed 2007-07-23
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2007

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.   Yes ☒   No ☐

As of July 18, 2007, the Company had 32,965,532 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

Report on Form 10-QSB
for the quarter ended May 31, 2007

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$443,470
Accounts receivable, net	180,593
Marketable securities	4,534,041
Other current assets	32,040
Total current assets	5,190,144

PROPERTY & EQUIPMENT, Net	86,838

DEPOSIT	40,693

TOTAL ASSETS	$5,317,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$389,397
Accrued expenses	1,688,495
Deferred revenue	3,034,489
Shares to be issued	198,470
Loan payable to related party	2,760
Note payable	100,000
Current portion of note payable – officers	7,500
Total current liabilities	5,421,111

Long term debt – officer	3,000,000

Commitment & contingencies

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized, 30,435,450 shares issued and outstanding	30,435
Paid in capital	4,277,149
Stock issued for prepaid expenses	(240,285)
Unrealized gain on marketable securities	(497,996)
Accumulated deficit	(6,672,739)
Total stockholders' deficit	(3,103,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,137,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended May 31,		For the nine month periods ended May 31,
	2007	2006	2007	2006

Net revenues	$2,124,317	$2,685,336	$5,293,097	$5,603,808

Operating expenses
Selling, general & administrative	1,551,714	964,784	4,233,004	2,691,226
Depreciation	9,384	5,937	27,167	11,175
Impairments	681,044	970,964	3,605,865	2,136,036
Total operating expenses	2,242,142	1,941,685	7,866,036	4,838,437

Income (Loss) from operations	(117,824)	743,651	(2,572,938)	765,371

Non-Operating Income (Expense):
Interest expense	(52,246)	(47,393)	(149,422)	(122,089)
Interest income	7	169	14	726
Loss on sale of marketable securities	(103,932)	(73,440)	(202,548)	(868,853)
Total non-operating expense	(156,171)	(120,664)	(351,956)	(990,216)

Loss from operations before income taxes	(273,996)	622,987	(2,924,895)	(224,845)

Provision for income tax	919	1,617	13,443	4,017

Net Loss	(274,915)	621,370	(2,938,338)	(228,862)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(1,000,904)	(341,366)	(894,437)	(341,366)
Reclassification Adjustment	214,985	--	47,655	--
Comprehensive gain (loss)	$(1,060,835)	$280,004	$(3,785,120)	$(570,228)

Basic & diluted net loss per share	$(0.010)	$0.025	$(0.110)	$(0.010)

Weighted average shares of share capital outstanding - basic & diluted	28,074,080	24,550,747	26,748,484	22,385,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month periods ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,938,338)	$(228,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	47,863	66,425
Depreciation and amortization	27,167	11,175
Revenues in form of marketable securities	(4,522,231)	(5,202,883)
Impairment of marketable securities	3,466,865	2,136,036
Impairment of investment	139,000	--
Issuance of shares for services	545,094	--
Loss on sale of marketable securities	202,548	868,853
Issuance of options for consulting	246,565	--
Changes in operating assets and liabilities:
Increase in accounts receivables	(173,298)	(124,932)
Increase in other current assets	(270,657)	(33,675)
Increase in deposits	(11,272)	--
Increase in accounts payable	117,432	294,722
Increase (decrease) in accrued expenses	448,311	(214,956)
Increase in deferred revenues	113,185	--
Net cash used in operating activities	(2,561,766)	(2,428,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received as part of acquisition	--	416
Acquisition of property & equipment	(18,873)	(77,819)
Cash received from sale/purchase marketable securities-net	686,104	459,770
Net cash provided by investing activities	667,231	382,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received (payment) of loans to third parties	(222,872)	123,179
Cash received from sale of shares	2,504,047	2,024,203
Net cash provided by financing activities	2,281,175	2,147,382

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	386,640	101,652

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	56,830	190,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$443,470	$292,246

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2006 were filed on November 29, 2006 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On May 31, 2007, marketable securities have been recorded at $4,534,041 based upon the fair value of the marketable securities.

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
(Unaudited)

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
(Unaudited)

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

In February 2007, FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

NOTE 3	MARKETABLE SECURITIES

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not have any held-to-maturity or trading securities as of May 31, 2007.

Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. The Company sold marketable securities during the three month periods and nine month periods ended May 31, 2007 and recorded a realized loss of $103,932 and $202,548 compared to the realized loss of $73,440 and $868,853 for the same periods ended May 31, 2006. The Company recognized an impairment expense on the marketable securities of $681,044 and $3,605,865 during the three month periods and nine month periods ended May 31, 2007 compared to $970,964 and $2,136,036 during the same periods ended May 31, 2006.

Marketable securities classified as available-for-sale consisted of the following as of May 31, 2007:

Marketable Securities	Cost	Market Value at May 31, 2007	Unrealized Loss
Various	$5,032,037	$4,534,041	$497,996

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2007 consisted of the following:

Office and computer equipment	$136,374

Less: accumulated depreciation	(49,536)
$86,838

Depreciation expense for the three months and nine months periods ended May 31, 2007 were $9,384 and $27,167 compared to $5,937 and $11,175 for the same periods in 2006.

NOTE 5                 DEPOSITS

Deposits consisted of a rent deposit of $40,693 for the Company’s corporate office at May 31, 2007.

NOTE 6	DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. At May 31, 2007, the Company recorded $3,034,489 in deferred revenues.

NOTE 7	ACCRUED EXPENSES

Accrued expenses consisted of the following at May 31, 2007:

Accrued consulting fees	$667,268
Accrued interest	470,230
Accrued officers compensation	325,227
Accrued payroll, taxes and other	225,770

$1,688,495

NOTE 8	NOTES PAYABLE - OFFICERS

Note payable to an officer, due January 31, 2010, interest rate 6%, secured	$3,000,000
Note payable to an officer due on demand, bearing an annual interest rate of 8%, unsecured	7,500
3,007,500
Less: current portion	(7,500)

Long-term debt – Officer	$3,000,000

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2007 and January 31, 2010. As this merger was between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder were recorded as a distribution to the majority shareholder.  On December 11, 2006, the Company and the officer agreed to extend the payment due date of the promissory note due January 31, 2007 to January 31, 2010.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $45,150 and $135,450 as interest expense on the above notes for the three months and nine months ended May 31, 2007 and $45,000 and $116,959 as interest expense for the same periods ended May 31, 2006.

Also included in accrued expenses are accrued consulting fees amounting to $32,382 payable to an  officer of the Company.

NOTE 9	NOTES PAYABLE - CURRENT

In August 2006, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per anum and due on demand.

NOTE 10	COMMON STOCK AND PAID IN CAPITAL

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

As of May 31, 2007, the Company received $63,173 in cash consideration for exercise of 63,173 Class B Warrants pursuant to the private placement of June 2005. The company has not issued these shares as of May 31, 2007. All unexercised Class A Warrants expired on May 31, 2006.  The remaining unexercised 2,667,519 Class B Warrants expired on May 31, 2007. No other classes of warrant holders exercised their warrants during the nine months period ended May 31, 2007.

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

During the nine months ended May 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under September 1, 2006 private placement. No other classes of warrant holders exercised their warrants.

The Company issued 100,000 shares worth $139,000 as an investment in a ‘Wealth Expo’ brand. This investment was fully impaired as of May 31, 2007 as the Company determined that there was no market for the brand.

Through a private placement memorandum of My WallStreet dated March 20, 2007, the Company offered to sell to accredited investors 6,400,000 units, each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. As of May 31, 2007, the Company received $20,000 under this private placement and has not issued the 80,000 shares of Common Stock of My WallStreet, Inc.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 6, 2006, the Company entered into a stock purchase agreement with an accredited investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.  The purchaser agreed to purchase up to Two Million Dollars ($2,000,000) worth of common shares at a per share price equal to 40% of the previous day’s last bid price as traded on the Over The Counter Bulletin Board Exchange subject to certain conditions and commissions associated with such sales. As of May 31, 2007, the Company issued 3,408,668 shares of its common stock under Regulation S to the accredited investor and received $1,394,578 in proceeds from sale of its shares. The Company also received cash consideration of $115,297 for which the Company has not issued 406,854 shares of common stock as of May 31, 2007.

During the nine months ended May 31, 2007, the Company granted options to purchase 350,000 shares of its common stock to a consultant in connection with the marketing and distribution strategies pursuant to the terms under the Company’s 2006 Non-Employee Stock Option Plan. The exercise price of the options on the date of grant was $0.75 per share and the term was 45 days. The Company recorded consulting expense of $246,565 based on the fair value of the options on the date of grant. The fair value of the options was estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating the fair value of the options:

Annual rate of quarterly dividend	0.00%
Discount rate – Bond Equivalent Yield	4.91%
Volatility	40%
Expected life	45 days

On February 22, 2007, the Company received a cash consideration of $262,500 upon the consultant’s exercise of 350,000 options.

The Company did not have any options or warrants outstanding as of May 31, 2007.

NOTE 11	BASIC AND DILUTED NET LOSS PER SHARE

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

Operating Lease

The Company leases office facilities under operating leases that terminate on February 28, 2010. Rental expense for the lease was $100,622 and $266,937 for the three months and nine months period ended May 31, 2007 compared to $75,058 and $138,316 for the three months and nine months period ended May 31, 2006. The Company has future minimum lease obligations as follows:

Twelve months ending May 31,
2008	$311,948
2009	313,067
2010	265,213
Total	$890,278

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employment Agreement

On July 19, 2003, WallStreet entered into an employment agreement with its Chief Executive Officer to provide salary, bonuses and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. The Company recorded $92,187 and $276,563 in salary and other fringe benefits for the three months and nine months period ended May 31, 2007 compared to $92,187 and $253,646 for the same periods ending May 31, 2006.

NOTE 13	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company did not make any payments for interest and for income taxes during the three months and nine months period ended May 31, 2007 and 2006, respectively.

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

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has filed an answer to the Complaint and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

NOTE 15	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has accumulated deficit of $6,672,739 as of May 31, 2007, used cash in operating activities of $2,561,766, and incurred a net loss of $2,938,338 for the nine months ended May 31, 2007. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management continues to devote considerable effort during the period ended May 31, 2007, towards (i) obtaining additional equity financing, (ii) developing an e-commerce platform to supplement its core branding business, (iii) realigned its administrative and personnel costs, and (iv) evaluation of its distribution and marketing methods.

NOTE 17	SUBSEQUENT EVENTS

The Company received $259,108 in cash consideration from its sale of 1,106,909 restricted common shares under Regulation S filing subsequent to May 31, 2007. The Company’s restricted common shares were sold at a price ranging from $0.52 to $0.69 per share before the issuing expenses.

The Company received $20,000 in cash consideration from sale of 80,000 units offered under a private placement memorandum of My WallStreet dated March 20, 2007. The Company has not issued the 80,000 units of My WallStreet, Inc. to the accredited investors as of date.

On July 3, 2007, the Company issued 63,173 shares of common stock due to exercise of Class B Warrants pursuant to the private placement of June 2005. The Company had received $63,173 in cash consideration on May 31, 2007.

On July 6, 2007, the Company received a cash consideration of $450,000 upon a consultant’s exercise of 1,450,000 options.

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

Results of Operations

The consolidated results of operations of the Company for the three months and nine months ended May 31, 2007 consisted of the operations of the Company, its wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings Corp. and its wholly-owned subsidiary My WallStreet, Inc., compared to the consolidated results of operations of the Company from January 6, 2006 (date of acquisition) of WallStreet to May 31, 2006, results of operations of WallStreet and Financial Filings Corp. and for the same periods in 2006. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net loss of $274,915 and $2,938,338 for the three months and nine months period ended May 31, 2007 compared to a net income of $621,370 for the three months ended May 31, 2006 and a net loss of $228,862 for the nine months period ended May 31, 2006.

Revenues

Revenues for the three months and nine months period ended May 31, 2007 were $2,124,317 and $5,293,097 compared to $2,685,336 and $5,603,808 for the same periods in 2006. Revenues decreased by $561,019 (21%) and $310,711 (6%) during the three months and nine months period ended May 31, 2007 compared to the same periods in 2006. The Company received nine marketing promotion and advertising agreements of significantly larger amounts during the three months ended May 31, 2006 when compared to the same period of 2007 resulting in decrease in revenues for the comparable periods. The Company continues to expand its effort in marketing its advertising services and gaining clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three months and nine months period ended May 31, 2007 were $1,551,714 and $4,233,004 compared to $964,784 and $2,691,226 for the same periods in 2006. S,G&A expenses increased by $586,930 (61%) and $1,541,778 (57%) during the three months and nine months period ended May 31, 2007 as compared to the same periods in 2006, primarily due to increase in payroll costs, relocation costs due to moving to a larger office facility of the corporate office and opening of new office in New York City in March 2007, increase in administrative, sales and marketing personnel and increase in legal costs due to the acquisition of the subsidiary.

Impairment of marketable securities for the three months and nine months period ended May 31, 2007 were $681,044 and $3,605,865 compared to $970,964 and $2,136,036 for the same periods in 2006. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined of their market value. The Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the three months and nine months period ended May 31, 2007 was $9,384 and $27,167 compared to $5,937 and $11,175 for the same periods in 2006.

Interest expense for the three months and nine months period ended May 31, 2007 was $52,246 and $149,422 compared to $47,393 and $122,089 for the same periods in 2006. Interest expense increased primarily due to the interest charged on the two $1.5 million promissory notes executed by the Company in January 2005.

Realized loss on sale of marketable securities for the three months and nine months period ended May 31, 2007 was $103,932 and $202,548 compared to realized loss of $73,440 and $868,853 for the same periods in 2006. The Company sold a significant number of non-performing marketable securities held in its possession during the three and nine months period ended May 31, 2006 and recorded loss on such sale as compared to the same periods in 2007.

Unrealized loss for the three months and nine months period ended May 31, 2007 was $1,000,904 and $894,437 as compared to unrealized loss of $341,366 and $341,366 for the same periods in 2006. Unrealized loss resulted due to the decrease in market value of the marketable securities held at May 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2007 were $443,470 compared to $292,246 at May 31, 2006. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $2,938,338 for the nine months period ended May 31, 2007 compared to a loss of $228,862 for the same period in 2006. The Company’s current liabilities exceeded its current assets by $230,967 at May 31, 2007; net cash used in operating activities for the nine months ended May 31, 2007 was $2,561,766. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the nine months period ended May 31, 2007 was $2,561,766. The increase in net cash used in operating activities resulted primarily due to an increase in receivables of $173,298, increase in other current assets of $270,657, increase in accounts payable of $117,432, increase in accrued expenses of $448,311 and decrease in deferred revenues of $113,185.

Investing Activities

Net cash provided by investing activities for the nine months period ended May 31, 2007 was $667,231. The Company received $686,104 in cash proceeds from sale of marketable securities and expended cash of $18,873 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months period ended May 31, 2007 was $2,281,175 due to cash received from sale of securities and exercise of options amounting to $2,504,047 and payment of loans to related parties of $222,872.

As a result of the above activities, the Company experienced a net increase in cash of $386,640 for the nine months period ended May 31, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

Application of Critical Accounting Policies and Estimates

Revenue recognition - The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonable assured.

The Company generates its revenues from awareness products and advertising promotions related to marketing public companies and professional investment concerns. This is facilitated through the Company’s financial website, investment conferences and printing of publications and newspaper.

Marketable Securities - The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of its customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Impact of Accounting Pronouncements

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

In February 2007, FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 2006, the Company was served with a complaint from the Superior Court for the State of California for the County of Orange, relating to the payment of any monies owing to or property held for an officer of the Company to be transferred and or paid to a judgment creditor of the officer. The Company has filed an answer to the Complaint and no discovery has commenced as of date. Although the Company intends to vigorously defend this action, neither the Company nor its counsel believes that this action will have any material adverse effect on the Company.

Item 2. Changes in Securities

During the three months ended May 31, 2007, the Company sold 3,408,668 shares of restricted common stock to investors pursuant to an exemption from registration under Regulation S. The shares were sold to at a price range from $0.52 to $1.69 per share for total proceeds of $1,395,578 after issuing expenses.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Securities Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

a)	Reports on Form 8-K

None.

b)	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Principal Officers

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 2007	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer