Form 10KSB
period 2007-08-31
Financial Media Group, Inc.
filed 2007-12-07
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2007

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-32923

(Formerly Giant Jr. Investments Corp.)
(Name of Small Business Issuer in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2355 Main Street, Suite 120, Irvine, California 92614
(Address of principal executive offices, including Zip Code)

(949) 486-3990
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
Title of each class

NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
COMMON STOCK $0.001 PAR VALUE

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. ☒

Issuer's Revenues for its most recent fiscal year: $7,090,092.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 20, 2007 (based upon the average of the bid and asked prices of these shares on the Over-the-Counter: BB) was $7,946,596.

The number of shares of the registrant's Common Stock outstanding as of November 20, 2007 was 37,398,139.

FINANCIAL MEDIA GROUP, INC.
(FORMERLY GIANT, JR. INVESTMENTS CORP.)

TABLE OF CONTENTS

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

Item 1. Description of Business

OVERVIEW

Financial Media Group, Inc., together with it’s wholly owned subsidiaries, ( collectively the “Company,” "We," or "FMG") is a full service financial media company focused on applications that enables the retail investment and financial communities to collaborate directly with publicly traded companies. The Company provides Internet based media and advertising services through its financial website and the Company’s newspaper “WallSt.net Digest.” The Company provides a full array of customized investor awareness programs such as audio and video of senior management interviews; press releases; newsletter and editorials; small cap conferences and seminars; email mailings and forums, and electronic document conversion (EDGAR), media and advertising services to public and private companies.

Our original content is distributed through our Web properties including http://www.wallst.net (“WallSt”), http://www.mywallst.net (“MyWallSt”), and http://www.wallstradio.com (“WallStRadio”). Our flagship, advertising-supported Web property, WallSt, was launched in 2003, and offers free access to breaking news, financial research tools, videos, and original editorial content including our library of more than 4,000 audio interviews with executives from public and private companies. MyWallSt was launched in January 2007. The Web site is a financial social network with community stock ratings, personal profile pages, blogs, message boards, and a proprietary trading simulator that allows members to compete against each other for weekly cash and prizes. WallStRadio is a free business and finance podcast aggregator that features more than 150 podcasts from well-known media outlets, and original podcast content from our staff of editors. The site was launched in May 2007.

In addition to our online brands, the Company owns and operates The Wealth Expo, a line of investment conferences that we acquired in January 2007.  Wealth Expo seminars are typically held at large convention centers in large cities throughout the United States, and feature high-profile keynote speakers, exhibition booths, and educational seminars; The Company also owns Financial Filings Corp. (“Financial Filings”), a wholly owned subsidiary that was launched in March 2006. Financial Filings provides news distribution and EDGAR filing services to public companies.

CORPORATE HISTORY

The Company was incorporated in Nevada in 1984 as Southern Development Company, Inc. ("SDC"). In December 1994, SDC merged with Integrated Communications Access Network, Inc. ("ICAN"). In March 1996, the Company was renamed SDC, and in September 1998, the Company changed its name to EssxSport Corp. At that time, the Company had no assets and no liabilities. From September 1998 until August 31, 2004, the Company was primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities. Effective August 31, 2004, the Company sold, transferred, and delivered all of its assets relating to its pole vault and sports business to its former President and director, and subsequently changed it’s name to Giant Jr. Investments Corp.

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

On January 6, 2006, Financial Media Group, Inc. acquired 100% of the equity of WallStreet Direct, Inc. (WallStreet) pursuant to an Agreement and Plan of Reorganization dated September 19, 2005.. Pursuant to the acquisition of WallStreet, WallStreet became the wholly owned subsidiary of the Company. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.  The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing operating entity. The historical financial statements presented herein are those of WallStreet. The continuing entity retained August 31 as its fiscal year end.

WallStreet was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing as a provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of (“Digital WallStreet”), which was 100% owned by the majority shareholder of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. On December 11, 2006, the majority shareholder and the Company agreed to extend the payment due date of the promissory note due January 31, 2007 to January 31, 2010. The merger has been accounted for on historical cost basis. Digital WallStreet, was incorporated in Nevada on June 12, 2002, and commenced its operations during the first quarter of 2003. WallStreet is a full service financial media company focused on applications that enables the retail investors and financial communities to collaborate directly with publicly traded companies. The company provides internet based media and advertising services through its financial website “Wallst.net” and the through its business newspaper “WallSt.net Digest.”

On February 10, 2006, the Company established Financial Filings Corp,(“Financial Filings”) as a wholly owned subsidiary. Financial Filings is a provider of news wire and compliance services to small and mid-sized publicly traded companies worldwide. Customer acquisitions are initially facilitated by WallStreet Direct, Inc. which provides media and advertising services to hundreds of publicly traded companies, many of which are seeking the services that Financial Filings provides, including the preparation review of registration statements, electronic filings for SEC documents (EDGAR), preparation of proxy materials, and news distribution in more than 30 languages to media outlets in more than 135 countries.

On June 13, 2006, Financial Media Group, Inc. established a wholly owned subsidiary My WallStreet, Inc. Launched in January 2007, www.mywallst.net is an online community for investors. The website offers free membership to several social networking applications including messaging, blogs, message boards, video and audio uploads, and personal profile pages. In addition, members of www.mywallst.net can participate in the “Rookie Challenge,” a proprietary virtual stock trading simulator that allows members to compete against each other for a weekly cash prize of $1,000. Members can also communicate with another, rate individual stocks, post comments on individual stocks, and compile their own Watchlist of stocks, which can be viewed and commented on, by other members of the online community. Unlike other social network services including MySpace and FaceBook, mywallst.net members have one interest in common: they want to become better investors. Through its user-friendly, content-rich, interactive interface, the company plans to target executives, investment professionals, students, and retail investors from around the world.

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo is designed to provide a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States. Exhibitors at the Wealth Expo include public and private companies, franchises, financial newsletter publishers, investor education providers, and real estate companies. The Wealth Expo provides several new revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales, and advertising sales. Since its inception, The Wealth Expo has attracted hundreds of exhibitors and thousands of attendees from around the world.

Business Segment

Financial Media Group, Inc. is a fully integrated financial brand builder focusing on developing better tools and education for both the retail investor and small to medium size public companies. Management analyzes its client's operations by reviewing financial information regarding products and services that are aggregated into a single operating segment, investor awareness.

GENERAL

The Company has established itself as specializing in financial news, tools and original, compelling content for the global investment community. WallStreet Direct’s flagship website, Wallst.net, features information on thousands of publicly traded companies through exclusive executive management interviews, original articles, financial tools, and community driven applications.

The Company is an end-destination website for retail investors, investment professionals, and executives from around the world. The Company’s Financial Filings Corp. subsidiary was initiated to leverage WallStreet Direct, Inc.’s existing client base, by offering Edgarization services to small and mid-sized public companies. With the establishment of My WallStreet, Inc. an all-new social networking website, an eCommerce platform, proprietary branded products, and a financial education platform, all of which will be vertically integrated with the Company’s existing web properties, and brands.

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

EMPLOYEES

As of August 31, 2007, the Company employed 42 full-time employees. Management consisted of five (5) employees, sales and client management department consisted of twenty two (22) employees, editorial and development staff consists of seven (7) employees, technology department consists of five (5) employees, and administration staff consisted of three (3) employees.

Item 2. Properties

Intellectual Property, Proprietary Rights and Domain Names

The Company owns the domain names www.wallst.net, www.18004wallst.com, www.financialfilings.com and www.mywallst.net, www.wealthexpo.net as well as the phone number 1-800-4WALLST. The Company believes its ownership of these domain names gives it adequate protection over them and it intends to keep them in its possession.

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

Corporate Offices

The Company's corporate offices consist of 11,531 sq. feet of office space in a brick and glass modern building in Irvine, California. The Company has a four (4) year lease expiring in February 28, 2010 at a monthly rental of $24,791. The Company subleases an office space in New York City, New York from a third party under an agreement to pay a monthly rental of $9,075. The sublease arrangement expired on October 9, 2007 and the Company is currently leasing the office space on a month-to-month lease. The Company's facilities are fully used for current operations.

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

Fiscal Year Ending August 31, 2005	High Bid	Low Bid

Quarter Ending November 30, 2004	$0.78	$0.30
Quarter Ending February 28, 2005	$1.20	$0.35
Quarter Ending May 31, 2005	$0.74	$0.15
Quarter Ending August 31, 2005	$0.25	$0.17

Fiscal Year Ending August 31, 2006

Quarter Ending November 30, 2005	$1.60	$0.16
Quarter Ending February 28, 2006	$1.69	$1.00
Quarter Ending May 31, 2006	$1.95	$1.50
Quarter Ending August 31, 2006	$2.80	$1.65

Fiscal Year Ending August 31, 2007

Quarter Ending November 30, 2006	$2.80	$1.91
Quarter Ending February 28, 2007	$2.54	$1.22
Quarter Ending May 31, 2007	$1.70	$0.52
Quarter Ending August 31, 2007	$0.50	$0.36

Holders

On November 20, 2007 the "bid" price for the Registrant's common stock on the OTC Bulletin Board was $0.40 per share. On November 20, 2007, there were approximately 1,084 shareholders of record of the Registrant's common stock.

The total aggregate number of shares of all classes of capital stock, which the Registrant has authority to issue is 305,000,000 of which 300,000,000 are shares of common stock, $0.001 par value and 5,000,000 are shares of preferred stock, $0.001 par value. On August 31, 2007 there were 33,082,566 shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On July 3, 2007, the Company issued 63,173 shares of common stock pursuant to the exercise of Class B Warrants which were issued in conjunction with a private placement in June 2005.  The Company received $63,173 in cash consideration.

On June 26, 2007, the Company amended the scope a consulting agreement that the Company entered into on February 1, 2007, and granted non-qualified stock options to the consultant to purchase 1,450,000 shares of its common stock at an exercise price of $0.31 per share. At the date of grant, the fair market value of the Company’s common stock was $0.70 per share, as reflected by the bid price on the Over-the Counter market. In accordance with Black-Scholes calculations, the Company recorded $1,108,405 as an expense in the accompanying financial statements as of August 31, 2007. All of the options were exercised on July 27, 2007, and the Company received cash consideration of $450,000.

Between June 1st and August 31st, 2007, the Company sold 1,133,943 shares of common stock pursuant to exemptions from registration provided by Regulation S of the Securities Act of 1933, at prices between $.24 and $.44 per share after a discount of approximately 65% from the bid prices, for a total cash consideration of $289,480.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

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

The Company's current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its financial Web site www.wallst.net, investor conferences, and print publications that are distributed to investment professionals across North America. Advertising on WallSt.net consists of continuous or rotating client profiles on various Web pages within WallSt.net. Delivery of these profiles is based on a certain number of impressions on WallSt.net depending on our client agreements. An impression is defined as a single instance of an advertisement being displayed. WallStreet also provides E-mail services to its clients, which are mailings sent to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be purchased on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee basis in which the client receives access to a fixed number of transmittals per-month. The Company records the revenue on the fixed-fee basis pro rated over the term of the client agreement.

The Company established its Financial Filings Corp. subsidiary to leverage WallStreet Direct, Inc.’s existing client base, by offering Edgarization services to small and mid-sized public companies. Compliance requirements for public companies are becoming increasingly stringent and costly. Financial Filings Corp. offers small and mid-sized public companies a channel to accurately format pertinent SEC filings. Financial Filings is a provider of news wire and compliance services to small and mid-sized publicly traded companies worldwide including preparation of registration statements, electronic filings for SEC documents (EDGAR), preparation of proxy materials, and news distribution in more than 30 languages to media outlets in more than 135 countries.

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo is designed to provide a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States. Exhibitors at the Wealth Expo include public and private companies, franchises, financial newsletter publishers, investor education providers, and real estate companies. The Wealth Expo provides several new revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales, and advertising sales. Since its inception, The Wealth Expo has attracted hundreds of exhibitors and thousands of attendees from around the world.

Results of Operations

The consolidated results of operations of the Company for the twelve months ended August 31, 2007 consisted of the results of operations of the Company, its wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings, Corp., its wholly-owned subsidiary My WallStreet, Inc., and its wholly-owned subsidiary The Wealth Expo Inc. from the date of incorporation of June 12, 2007 to August 31, 2007.

The consolidated results of operations of the Company for the twelve months ended August 31, 2006 consisted of the operations of the Company for the period from January 6, 2006 (the date of acquisition of WallStreet) to August 31, 2006, twelve months operations of its wholly-owned subsidiary WallStreet, results of operations of its wholly-owned subsidiary Financial Filings, Corp. from the date of incorporation of February 13, 2006 to August 31, 2006, and results of operations of My WallStreet, Inc. from the date of incorporation of June 13, 2006 to August 31, 2006. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity.

The Company reported a net loss of $5,937,675 for the twelve months ended August 31, 2007 compared to net loss of $1,608,268 for the same period ended August 31, 2006. The loss was principally attributable to the reduced valuation of market securities in the Company's portfolio, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the twelve months period ended August 31, 2007 were $7,090,042 compared to $6,631,631 for the same period in 2006. Revenues increased by $458,411 (7%) during the twelve months period due to the Company's expanded effort in marketing its services and gaining new clients.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the twelve months period ended August 31, 2007 was $6,870,890 compared to $3,850,432 for the same period in 2006. S,G&A expenses increased by $3,020,458 (78%) during the twelve month period ended August 31, 2007 as compared to the same period in 2006, primarily due to increase in payroll costs, costs associated with opening of a new office in New York City, increase in administrative, sales and marketing personnel and increase in legal costs associated with new subsidiaries. Impairment of marketable securities for the twelve months period ended August 31, 2007 was $5,595,929 compared to $2,914,877 for the same period ended in 2006. Impairment expense was recorded because the market value of the securities received by the Company as compensation for services declined more than 50% of their market value and in the judgment of the Company appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, the Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the twelve month period ended August 31, 2007 was $36,963 compared to $20,589 for the same period in 2006.

Interest expense for the twelve months period ended August 31, 2007 was $199,844 compared to $192,520 for the same period in 2006. Interest expense remained flat and increased by $7,324 (3.8%). Interest is charged on the $3,000,000 promissory notes executed by the Company in January 2005 due and payable in January 2010. Realized loss on sale of marketable securities for the twelve months period ended August 31, 2007 was $318,400 compared to $1,257,512 for the same period in 2006. The Company sold non-performing marketable securities held in its possession and realized losses on their sale prior to December 31, 2006 to take advantage of tax loss for benefit in future periods. Unrealized loss for the year ended August 31, 2007 was $255,682 compared to an unrealized gain of $134,485 for the same period in 2006. Unrealized gain resulted due to the increase in market value of the marketable securities held at August 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $172,013 at August 31, 2007. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements needed to implement its business strategies. The Company's inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company's ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $5,937,675 for the twelve months period ended August 31, 2007 compared to loss of $1,608,268 for the same period in 2006. The Company's current liabilities exceeded its current assays by $616,945 at August 31, 2007 and net cash used in operating activities for the twelve months ended August 31, 2007 was $3,729,281. These factors and the Company's ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives questions the capacity of the Company's ability to continue as a going concern.

The Company has been able to meet its obligations through liquidation of its “Market Securities” portfolio; however, it has missed opportunities to maximize its value, due to the untimely demands for cash not matching with the highest market value. The components of the current liabilities specifically the “Deferred Revenue” classification, reflects a more informative view. As the Company enters into sundry contracts for services with its customers, contractually the revenue is earned upon execution of the agreement. The Company is in compliance with GAAP and amortizes this revenue stream over the life of the contract, thus a non-cash reduction of this liability. The adjusted current asset over current liabilities excluding deferred revenues is a positive $1,579,161.

Operating Activities

Net cash used in operating activities for the twelve months period ended August 31, 2007 was $3,729,281, resulted due to an increase in receivables of $122,159, increase in other current assets and deposits of $62,844, increase in accounts payable of $59,992, increase in accrued expenses, due to officers and other liabilities of $583,173, and increase in deferred revenues of $200,585.

Investing Activities

Net cash provided by investing activities for the twelve months period ended August 31, 2007 was $850,826. The Company received $871,394 in net cash proceeds from sale and purchase of marketable securities, and expended cash of $20,568 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months period ended August 31, 2007 was $2,993,638 due to cash received from sale of securities amounting to $2,445,010, cash received from exercise of options and warrants amounting to $775,673, and payment of loans to third parties of $227,045.

As a result of the above activities, the Company experienced a net increase in cash of $115,183 for the twelve months period ended August 31, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

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

Impact of Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet arrangements at August 31, 2007.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is information with respect to our directors and executive officers as of August 31, 2007.

Management

NAME	AGE	POSITION
Albert Aimers	44	Chairman of the Board and Chief Executive Officer
Javan Khazali	43	Chief Operating Officer and Director
Manu Ohri	52	Chief Financial Officer
Tyson Le	26	Secretary
Nick Iyer	27	Director
Wendy Borow-Johnson	54	Director
Tom Hemingway	50	Director

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

Manu Ohri was appointed as Executive Vice President, Finance & Chief Financial Officer of the Company in January 2007. From August 2001 to December 2006, Mr. Ohri served as Director and Executive Vice President of Finance & Chief Financial Officer of Elephant Talk Communications, Inc., a leading public company of telecommunications services provider to telecom carriers offering VOIP services, CRM, mobile value added and other telecom services in Europe, Asia and Middle East. From December 1999 to September 2002, Mr. Ohri served as Director and Executive Vice President & Chief Financial Officer for The Hartcourt Companies, Inc., an investment holding company listed on OTCBB exchange.  From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer’s representative organization, an affiliate of The Hartcourt Companies, Inc.  From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately held manufacturing company of upscale commercial and kitchen appliances.  From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a public company in the software development business.  Mr. Ohri’s multi-faceted experience includes operations, finance as well as administrative functions in the telecommunications, manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters Degree in Business Administration from University of Detroit in 1979 and Bachelors degree in Accounting from University of Delhi in India in 1975.

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

BOARD MEETINGS AND COMMITTEES

During the year ended August 31, 2007, the Board of Directors held seven (7) board meetings to conduct Company’s business. The Board also approved certain actions by unanimous written consent.

Audit Committee

In January 2006, the Board of Directors formed an Audit Committee. Currently the following directors serve as members of the audit committee: Tom Hemingway as Chairman and Wendy Borow-Johnson. The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Board has determined that each of the Members is "independent" as that term is defined under applicable SEC rules. Mr. Hemingway has been identified by the Board as the Audit Committee financial expert. During the year ended August 31, 2007, the Audit Committee met on February 7, 2007 to review the financial and operating results of the Company for the year ended August 31, 2006 and quarter ended November 30, 2006.

Compensation and Stock Option Committee

In January 2006, the Board of Directors formed a Compensation and Stock Option Committee and appointed Tom Hemingway and Wendy Borow-Johnson as its Members. This committee recommends to the Board of Directors policies under which compensation will be paid or awarded to the Company’s directors, officers and certain other personnel. Among other things, the committee recommends to the Board of Directors the amount of compensation to be paid or awarded to directors, officers and other personnel of the Company, including salary, bonuses, stock option grants, other cash or stock awards under the Company’s incentive compensation and stock option plans as in effect from time to time.

Directors Compensation

The directors of the Company do not receive any compensation.  However, the Company reimburses the Board of Directors for their actual expenses incurred in attending Board meetings.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Albert Aimers	2007	$295,000	$ -	$ -	$ -	$ -	$ -	$73,750	$368,750
President and CEO	2006	$276,667	$ -	$ -	$ -	$ -	$ -	$74,167	$350,834

Javan Khazali	2007	$175,000	$ -	$ -	$ -	$ -	$ -	$ -	$175,000
Chief Operating Officer	2006	$166,667	$ -	$ -	$ -	$ -	$ -	$ -	$166,667

Manu Ohri	2007	$100,000	$ -	$ -	$ -	$ -	$ -	$ -	$100,000
Chief Financial Officer	2006	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Employment and Related Agreements

On July 19, 2003, WallStreet’s subsidiary Digital WallStreet entered into an employment agreement with its Chief Executive Officer (“Executive”) to provide salary, bonuses, and other fringe benefits through December 31, 2006. Such expenses are included in general and administrative expenses in the accompanying statement of operations. Pursuant to the terms of the employment agreement of the Executive, annual base salary and benefits payable under the employment agreement for the twelve months period ended December 31, 2006 amounted to $368,750. The employment agreement of the Executive has not been renewed subsequent to December 31, 2006. The Company continued to provide the Executive the same salary and fringe benefits pursuant to the terms of the expired employment agreement.

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer (“Executive”) for a three year period, to provide salary, bonuses, and other fringe benefits. Annual base salary payable to the Executive under the agreement is $150,000 for the twelve months period ended December 31, 2007, $172,500 for the year ended December 31, 2008 and $198,375 for the year ended December 31, 2009. Payments are to be made in equal monthly installments. In addition to the base salary, the Executive shall receive bonuses from the Company as determined by the Board of Directors based upon the performance of the Company. In the event the Company is unable to pay to Executive the base compensation in cash, the Executive at his discretion and upon the consent and acceptance thereto by the President and Chief Executive Officer, may agree to receive restricted common shares for compensation earned, calculated at the closing price on the first trading day of the month of compensation earned, discounted by 50%. In addition, the Company shall issue to the Executive an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.25 per share (herein referred to as “Option”) under the 2007 Non-Employee Stock Option Plan. Such Options shall vest and become exercisable in two equal installments of 250,000 shares on each of February 1, 2008 and February 1, 2009.  The Options shall immediately vest and become exercisable as to an aggregate number of shares if there is a change in control of the Company. The Options shall be exercisable to the extent vested at any time until February 1, 2014. The Options shall otherwise be subject to all terms of the Option Agreement, is any, between the Executive and the Company evidencing the Option.

Compensation of Directors

The directors of the Company did not receive any compensation for serving on the Board during the fiscal years ended August 31, 2007 and 2006, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 2007, the number of shares of the Company's Common Stock and percentage of the outstanding shares of the Company's Common Stock owned beneficially (a) by each officer and director who owns any such shares of the Company; (b) by all officers and directors of the Company as a group; and (c) by all persons who are known to the Company to own more than five percent of the Company's Common Stock.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Albert Aimers, Chairman, CEO	14,789,750 (1)	44.7%
Javan Khazali, COO and Director	1,345,000	4.1%
Manu Ohri, CFO	-- (2)	--
Tyson Le, Secretary	--	--
Tom Hemingway, Director	100,000	*
Nick Iyer, Director	863,400	2.6%
Wendy Borow-Johnson, Director	--	--

Officers and Directors as a Group (7 individuals)	17,531,650	53.0%

(1)	Shares are owned by AMC Capital Group, Inc., a corporation of which Mr. Aimers is an officer, director and shareholder.
(2)	Mr. Ohri was granted 500,000 options to purchase the Company’s common stock at the exercise price of $1.25 per share under the 2007 Non-Qualified Stock Option Plan.

* Less than 1%

Stock Option Plan

2007 Non-Qualified Stock Option Plan

On January 5, 2007, the Company adopted a 2007 Non-Qualified Stock Option Plan (“2007 Option Plan”) and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Option Plan on the same date. The 2007 Option Plan shall be administered by the Board of Directors or by a committee chosen by the Board of Directors.  The 2007 Option Plan is intended to advance the interests of the Company by inducing individuals and eligible entities, non-employee Directors, consultants and advisors to acquire proprietary interests in the Company as an incentive to promote the success of the Company. The 2007 Option Plan is intended to provide a method whereby the Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of the Company and all of its shareholders. A total of 3,000,000 shares of common stock for stock awards were authorized under the 2007 Option Plan. The Company issued 2,550,000 options to certain employees and consultants under the 2007 Option Plan at the exercise price ranging from 31 cents to $1.25 per share.  As of August 31, 2007, the Company received a cash consideration of $712,000 from the exercise of 1,800,000 options under the 2007 Option Plan.

2007 Equity Incentive Plan
On February 6, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (“Plan”) which was approved by the shareholders on April 11, 2007. The Plan reserves 3,000,000 shares of the Company’s authorized but unissued common stock for issuance under the Plan. The Company has not granted any options under the Plan as of August 31, 2007.

Employee Benefit Plan

The Company offers a health insurance plan that covers medical and dental for all it full time employees. The Company contributes $150 per employee monthly; the balance of the costs is borne by the employee. The Company does not have a pension plan nor does it offer any type of 401k plan.

Warrants

Class A and Class B Warrants - 2,730,502 each

Prior to the Company’s merger of WallStreet, WallStreet had agreed to sell 10,000,000 units at a unit price of $0.25 per unit through a private placement on June 1, 2005. Each unit consisted of one share of common stock, par value of $0.001 per share, one redeemable Class A Warrant and one redeemable Class B Warrant. Each Class A and Class B Warrant entitled the registered holder to purchase, at any time until the first anniversary date of the private placement memorandum, one share of common stock at an exercise price of $0.50 and $0.75, respectively. In accordance with terms and conditions of the acquisition of WallStreet, the exercise price of redeemable Class A and Class B Warrant of WallStreet to purchase Common Shares of the Company were revised to $0.75 for Class A Warrant and $1.74 for Class B Warrant, respectively. Prior to the merger WallStreet sold 6,325,000 units. The Class A Warrants expired on June 1, 2006. The WallStreet Class B Warrants were converted into 2, 730,502 Warrants of Financial Media Group, Inc. common stock. During the year ended August 31, 2007, the Company received $63,173 in cash consideration for exercise of 63,173 Class B Warrants. The remaining unexercised 2,667,519 Class B Warrants expired on May 31, 2007.

Class A1 and Class A2 Warrants - 193,000 each

Through a private placement memorandum on September 1, 2006, the Company agreed to sell 335 units at $15,000 per unit, each unit consisting of 10,000 shares of common stock, one Class A1 Warrant and one Class A2 Warrant, respectively. Each Class A1 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share. The Class A1 Warrants expired on August 31, 2007. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $3.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Each Class A2 Warrant entitles the holder to purchase 5,000 shares of Common Stock for $3.50 per share. The Class A2 Warrants expire on August 31, 2008. These warrants may be redeemable by the Company at any time commencing August 31, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $4.50 for 20 trading days. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances

Warrants Class C, Class D and Class E - 120,000 each

Through a private placement on January 25, 2006 and after the acquisition of WallStreet, the Company sold 120,000 units to eight accredited investors for cash consideration of $120,000. Each unit sold consisted of one common share, a redeemable Class C Warrant (the “Class C Warrant”), a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc.

Each Class C Warrant entitles the holder to purchase, at any time until the first anniversary of the date of purchase 15,000 shares of Common Stock for $1.50 per share, subject to adjustments. The warrants expired on January 25, 2007. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $4.50 for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Each Class D Warrant entitles the holder to purchase at any time until the second anniversary of the date of purchase 15,000 shares of Common Stock for $2.25 per share, subject to adjustment. The warrants expire on January 25, 2008. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $7.50 for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Each Class E Warrant entitles the holder to purchase at any time until the third anniversary of the date of purchase 15,000 shares of Common Stock for $3.75 per share, subject to adjustment. The warrants expire on January 25, 2009. These warrants may be redeemable by the Company at any time commencing January 25, 2007 or upon an effective Registration Statement, whichever is earlier, at a price of $0.05 per Warrant, upon not less than 30 days' notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $7.50 for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. The exercise prices and the number of shares issuable upon the exercise of the Warrants are subject to adjustment in certain circumstances.

Item 12: Certain Relationships and Related Transactions

None.

PART IV

Item 13. Exhibits

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.	Description of Document

4.2	2007 Equity Incentive Plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Item 14. Principal Accountant Fees and Services

During the past two fiscal years, our principal accountant have billed for their services as follows. In addition, fees and services related to the audit of the financial statements of the Company for the period ended August 31, 2006, as contained in the Annual Report, are estimated and included for the fiscal year ended August 31, 2005.

	Year ended August 31,
	2007	2006

Audit Fees	$35,500	$71,000

Audit-Related Fees	$--	$--

Tax Fees	$--	$7,000

All Other Fees	$--	$--

(i) The Audit Committee requires that prior to the engagement of the Company’s principal accountant to audit the financial statements of the Company or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December, 2007.

By:	/s/ Albert Aimers
Albert Aimers, CEO

By:	/s/ Manu Ohri
Manu Ohri, CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 8th day of December 2007.

SIGNATURES	TITLE

/s/ Albert Aimers	Chairman of the Board and Chief Executive Officer
Albert Aimers

/s/ Javan Khazali	Chief Operating Officer and Director
Javan Khazali

/s/ Nick Iyer	Director
Nick Iyer

/s/ Wendy Borow-Johnson	Director
Wendy Borow-Johnson

/s/ Tom Hemingway	Director
Tom Hemingway

FINANCIAL MEDIA GROUP, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Financial Media Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Financial Media Group, Inc. and Subsidiaries as of August 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Media Group, Inc. and Subsidiaries as of August 31, 2007 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $9,672,076 as of August 31, 2007 and has incurred net loss of $5,937,675 for the year ended August 31, 2007. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 14 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

November 21, 2007

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$172,013
Accounts receivable, net	70,184
Marketable securities	3,634,505
Other current assets	67,411
Total current assets	3,944,113

PROPERTY & EQUIPMENT, Net	78,737

DEPOSIT	26,521

Total assets	$4,049,371

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$326,542
Accrued expenses	1,185,288
Deferred revenue	2,196,106
Due to officers	633,169
Notes payable	100,000
Shares to be issued	112,453
Current portion of note payable - officers	7,500
Total current liabilities	4,561,058

Long term debt - officer	3,000,000

Commitment & contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized, 33,082,566 shares issued and outstanding	33,083
Paid in capital	5,872,385
Unrealized gain on marketable securities	254,921
Accumulated deficit	(9,672,076)
Total stockholders' deficit	(3,511,687)

Total liabilities and stockholders' deficit	$4,049,371

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended August 31,
	2007	2006

Net revenues	$7,090,042	$6,631,631

Operating expenses
Selling, general & administrative	6,870,890	3,850,432
Depreciation	36,963	20,589
Impairments	5,595,929	2,914,877
Total operating expenses	12,503,781	6,785,898

Loss from operations	(5,413,740)	(154,267)

Non-Operating Income (Expense):
Interest expense	(199,844)	(192,520)
Interest income	520	844
Loss on settlement of debt	(1,413)	-
Loss on sale of marketable securities	(318,400)	(1,257,512)
Total non-operating expense	(519,136)	(1,449,188)

Loss from operations before income taxes	(5,932,876)	(1,603,455)

Provision for income tax	4,800	4,813

Net Loss	(5,937,675)	(1,608,268)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(255,682)	134,486
Reclassification Adjustment	161,817	(139,992)

Net Comprehensive loss	$(6,031,540)	$(1,613,774)

Basic & diluted net loss per share	$(0.21)	$(0.07)

Weighted average shares outstanding - basic & diluted	28,161,001	23,236,470

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Common Stock	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	To be Issued	Gain (Loss)	Deficit	Deficit

Balance, August 31, 2005	4,394,500	$4,395	$5,633,626	$-	$-	$(5,917,151)	$(279,130)

Recapitalization	19,998,707	19,999	(5,633,626)	-	354,292	3,791,018	(1,468,317)
Common stock issued for cash	1,367,300	1,367	1,054,087	130,500	-	-	1,185,954
Reclassification Adjustment	-	-	-	-	(139,992)	-	(139,992)
Unrealized gain on marketable securities	-	-	-	-	134,485	-	134,485
Net loss for the year ended August 31, 2006	-	-	-	-	-	(1,608,268)	(1,608,268)

Balance, August 31, 2006	25,760,507	25,761	1,054,087	130,500	348,786	(3,734,401)	(2,175,267)

Common stock issued for cash	5,076,982	5,077	2,457,980	-	-	-	2,332,557
Common stock issued for Wealth Expo brand	100,000	100	138,900	-	-	-	139,000
Common stock issued for exercise of options	1,800,000	1,800	710,700	-	-	-	712,500
Common stock issued for exercise of warrants	63,173	63	63,110	-	-	-	63,173
Common stock issued for services	281,904	282	405,812	-	-	-	406,094
Options issued for services	-	-	1,041,796	-	-	-	1,041,796
Reclassification adjustment	-	-	-	-	161,817	-	161,817
Unrealized loss on marketable securities	-	-	-	-	(255,682)	-	(255,682)
Net loss for the year ended August 31, 2007	-	-	-	-		(5,937,675)	(5,937,675)

Balance, August 31, 2007	33,082,566	$33,083	$5,872,385	$-	$254,921	$(9,672,076)	$(3,511,687)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended August 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,937,675)	$(1,608,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	107,133	75,930
Depreciation and amortization	36,963	20,589
Revenues in form of marketable securities	(5,958,082)	(6,129,172)
Impairment of marketable securities	5,456,929	2,914,877
Impairment of investment in Wealth Expo	139,000	-
Loss on sale of marketable securities	318,400	1,257,512
Loss on settlement of debt	1,413	-
Issuance of common stock for services	406,094	-
Issuance of options for services	1,041,796	-
Decrease in current assets:
Receivables	(122,159)	(131,088)
Other current assets	(62,844)	(12,173)
Increase in current liabilities:
Accounts payable	59,992	201,997
Accrued expenses, due to officers and other liabilities	583,173	103,578
Deferred revenues	200,585	-
Net cash used in operating activities	(3,729,281)	(3,306,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received as part of acquisition	-	945
Acquisition of property & equipment	(20,568)	(77,819)
Cash received from sale of marketable securities-	871,394	743,992
Net cash provided by investing activities	850,826	667,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans from third parties	(227,045)	-
Proceeds from loan from related parties	-	225,632
Cash received from exercise of options & warrants	775,673	-
Proceeds from sale of common stock	2,445,010	2,279,704
Net cash provided by financing activities	2,993,638	2,505,336

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	115,183	(133,764)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	56,830	190,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$172,013	$56,830

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                      .NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

On January 6, 2006, Financial Media Group, Inc. acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp., was incorporated in Nevada in 1984 as Business Development Company, Inc. Pursuant to the acquisition of WallStreet, it became the wholly owned subsidiary of Financial Media Group, Inc. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

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

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo provides a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $140,158 as at August 31, 2007.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On August 31, 2007, marketable securities have been recorded at $3,634,505 based upon the fair value of the marketable securities.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2007 and 2006 amounted to $687,945 and $210,072, respectively.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, accounts receivable and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable sureties are determined based on market quotations. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The unrealized gain as of August 31, 2007 is $254,921 and the net comprehensive loss for the years ended August 31, 2007 and 2006 was $93,865 and $5,506, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

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

Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $305,305 for interest and $0 for income taxes during the year ended August 31, 2007. The Company paid $0 for interest and $4,812 for income taxes during the year ended August 31, 2006. The Company purchased wealth expo brand worth $139,000 through issuance of common stock. This wealth expo brand was subsequently impaired as of August 31, 2007.

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

The Company sold marketable securities during the years ended August 31, 2007 and 2006 and recorded a realized loss of $318,400 and $1,257,512, respectively.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $5,456,929 during the year ended August 31, 2007 compared to $2,914,877 during the year ended August 31, 2006.

Marketable securities classified as available for sale consisted of the following as of August 31, 2007:

Marketable Securities	Cost	Market Value at August 31, 2007	Accumulated Unrealized Gain

Various	$3,379,584	$3,634,505	$254,921

As of August 31, 2007, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2007 consisted of the following:

Office and computer equipment	$138,070

Less accumulated depreciation:	(59,333)
$78,737

Depreciation expense for the years ended August 31, 2007 and 2006 was $36,963 and $20,589, respectively.

NOTE 5     OTHER ASSETS

The Other Assets as of August 31, 2007 comprise of the following :-

Prepaid Expenses	$33,411
Rent Deposits	35,521
Advances to Third Parties (interest free, unsecured and due on demand)	25,000
Total	93,932
Less : current portion	(67,411)
Long term other assets (Deposits)	$26,521

NOTE 6     DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $2,196,106 in deferred revenues at August 31, 2007 which will be recognized over the next 12 months.

NOTE 7     ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2007:

Accrued consulting fees	$659,802
Accrued interest	27,457
Accrued salaries and payroll taxes	493,469
Other	4,560
$1,185,288

NOTE 8     DUE TO OFFICERS

Due to officers consist of the following at August 31, 2007:

Accrued officer’s compensation	$412,414
Accrued consulting fees	32,382
Accrued interest	188,373
$633,169

The Company recorded an expense of $401,600 and $350,833 for the years ended August 31, 2007 and 2006 for compensation to the Chief Executive Officer of the Company.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $9,000 and $9,000 in the accompanying financial statements for the years ended August 31, 2007 and 2006, respectively.

NOTE 10    NOTES PAYABLE OFFICERS

Notes payable to an officer, due January 31, 2010, interest rate 6%, secured by the shares	$3,000,000
Note payable to an officer, due on demand, interest rate 8%, unsecured	7,500
3,007,500
Less current portion	(7,500)

Long term debt – Officer	$3,000,000

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

Should the total annual billings made by Digital WallStreet, Inc., for the calendar years ending December 31, 2005 or December 31, 2006 equals or exceeds $2,000,000, the full principal balance of the second $1,500,000 note will be due on or before January 31, 2010. If the annual billing is less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved. Digital Wallstreet, Inc. achieved total annual billings of $2,905,897 for the calendar year ended December 31, 2005 and $4,250,750 for the calendar year ended December 31, 2006. The total billings for both these years exceeded $2,000,000 and hence, the principal of the Note was not reduced as of August 31, 2007.

The Company recorded interest expense of $180,000 and $179,854 on the above notes to the officer for the years ended August 31, 2007 and 2006, respectively.

NOTE 11     COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. The office facility in New York is leased on a month-to-month basis starting June 1, 2007. Rent expense under the operating lease for the years ended August 31, 2007 and 2006 was $377,464 and $216,344. The Company has future minimum lease obligations as follows:

Year ending August 31,	Amount

2008	$307,878
2009	314,796
2010	185,649
$808,323

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded an expense of $100,000 in general and administrative expenses for the year ended August 31, 2007. The Company has future minimum salary commitments as follows:

Year ending August 31,	Amount

2008	$165,000
2009	189,750
2010	66,125
$420,875

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12     INCOME TAXES

Income tax for the years ended August 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current:
Federal	$--	$1,742
State	4,800	3,071
Deferred taxes	--	--
Income tax expense (benefit)	$4,800	$4,813

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31, 2007	August 31, 2006

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	--	--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2007 and 2006 are as follows:

	August 31, 2007	August 31, 2006
Deferred tax assets:
Net operating loss carry forward	$1,907,569	$1,995,917
Total gross deferred tax assets	1,907,569	1,995,917
Less valuation allowance	(1,907,569)	(1,995,917)
Net deferred tax assets	$--	$--

At August 31, 2007, the Company had net operating loss carry forwards of $4,788,748 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2027. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

NOTE 13     EQUITY TRANSACTIONS

Common Stock

On June 1, 2005, the WallStreet commenced a private equity offering to accredited investors which closed on December 22, 2005. WallStreet sold 6,325,000 units at $0.25 per unit, for an aggregate of $1,581,250 in net proceeds. Each unit is priced at $0.25 and consists of one (1) share of restricted common stock and one redeemable Class A Warrant and one redeemable Class B Warrant of WallStreet. Each Class A Warrant entitled the registered holder to purchase, at any time until the first anniversary of the date of the offering memorandum, one share of Common Stock at an exercise price of $0.50, subject to adjustment. Each Class B Warrant entitled the registered holder to purchase, at any time until the second anniversary of the date of the offering memorandum, one share of Common Stock at an exercise price of $0.75, subject to adjustment. The Class A Warrants and the Class B Warrants are redeemable by WallStreet, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of the offering memorandum. If the average of the closing bid price of the Common Stock, shall exceed $1.00 per share for the Class A Warrants and $2.68 per share for the Class B Warrants (subject to adjustment) for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given. WallStreet issued 6,325,000 Class A and Class B warrants to investors at the exercise prices of $0.50 and $0.75 respectively, with the fair value of the warrants of $0 calculated using the Black Scholes option pricing model using the assumptions of risk free interest rate of 3.4%, volatility of 0%, and dividend yield of 0%. These securities were issued pursuant to Rule 506 of Regulation D. Cash consideration received for exercise of Class B Warrants amounted to $63,173 during the fiscal year ended August 31, 2007. All unexercised Class A Warrants expired on May 31, 2006. The remaining unexercised Class B Warrants expired on May 31, 2007.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through a private placement on January 25, 2006 and after the acquisition of WallStreet, the Company sold 120,000 units to eight accredited investors for cash consideration of $120,000. Each unit sold consists of one common share, a redeemable Class C Warrant (the “Class C Warrant”), a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expired on January 25, 2007, Class D Warrants expire on January 25, 2008, and Class E Warrants expire on January 25, 2009, respectively.

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, Westcap Securities, Inc., a NASD member. The minimum subscription was $15,000 for each unit. Each unit consisted of 10,000 shares of Common Stock, par value $0.001 per share, a redeemable Class A1 Warrant and a redeemable Class A2 Warrant of the Company's common stock. Each Class A1 and A2 Warrant entitles the registered holder thereof to purchase, at any time until the September 1, 2007 and September 1, 2008 respectively, 5,000 shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants. The exercise prices and the number of shares issuable upon the exercise of Warrants are subject to adjustment in certain circumstances.  The Company closed the private placement on February 23, 2007. During the year ended August 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under this private placement. No other classes of warrant holders exercised their warrants. Class A1 Warrants expired on August 31, 2007 and Class A2 Warrants expire on August 31, 2008, respectively.

On February 22, 2007, the Company issued 100,000 shares valued at $139,000 for an investment in ‘Wealth Expo’ brand. This investment was fully impaired as of August 31, 2007 as the Company determined that there was no market for the brand.

Through a private placement memorandum of My WallStreet dated March 20, 2007, MyWallStreet offered to sell to accredited investors 6,400,000 units at $0.25 per unit, with each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. As of August 31, 2007, the Company received $50,000 under this private placement and has not issued the 200,000 shares of Common Stock of My WallStreet, Inc. Class A warrant holders did not exercise their warrants as of August 31, 2007.

On December 6, 2006, the Company entered into a Stock Purchase Agreement to sell up to $2,000,000 worth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Stock Purchase Agreement was terminated on March 31, 2007. In accordance with the agreement, the Company had issued 4,453,190 shares of its common stock under Regulation S to the investor and received cash proceeds of $1,665,836 which amounted to approximately 36% of the total proceeds from sale of its shares as of August 31, 2007. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board Exchange.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. As of August 31, 2007, the Company did not sell any common shares to the investor pursuant to the Stock Purchase Agreement.

On June 29, 2007, the Company entered into a Regulation S Distribution Agreement to sell upto $3,000,000pwoth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The term of the Distribution Agreement expired on November 29, 2007.  As of August 31, 2007, the Company issued 89,421 shares of its common stock under Regulation S to the investors and received cash proceeds of $18,234 which amounted to approximately 33.5% of the total proceeds from the sale of its shares.  The Company also received cash consideration of $62,453 for which the Company has not issued 290,218 shares of common stock as of August 31, 2007. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board Exchange.

On February 1, 2007, the Company granted options to purchase 350,000 shares of its common stock to a consultant in connection with the marketing and distribution strategies pursuant to the terms under the Company’s 2007 Non-Employee Stock Option Plan (“Option Plan”). The exercise price of the options on the date of grant was $0.75 per share and the term was 45 days. On February 22, 2007, the Company received a cash consideration of $262,500 upon the consultant’s exercise of 350,000 options. On June 26, 2007, the Company amended the scope of the consulting agreement of February 1, 2007 and granted options to purchase 1,450,000 shares of its common stock pursuant to the terms under the Company’s Option Plan at the exercise price of $0.31 per share. The Company received in cash consideration $450,000 from the consultant upon exercise of its options on July 27, 2007.  During the year ended August 31, 2007, 281,904 shares were issued for consulting services and the fair value of $406,094 was recorded as an expense in the accompanying financials.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (“Plan”) which was approved by the shareholders on April 11, 2007. The Plan reserves 3,000,000 shares of the Company’s authorized but unissued common stock for issuance under the Plan. The Company has not granted any options under the Plan as of August 31, 2007.

Outstanding Warrants:

	Number of Warrants	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding August 31, 2006	3,225,502		$1.23	$3,842,928
Issued during the period	689,334		—
Expired	(3,076,996)	$	---
Exercised	(63,173)		—
Outstanding August 31, 2007	774,667		$3.21	$—

Following is a summary of the status of warrants outstanding at August 31, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.25 - $3.75	774,667	1.10	3.21	774,667	2.64

	774,667	1.10	3.21	774,667	2.64

The Company issued 244,667 each of Class A1 and Class A2 warrants to investors at the exercise prices of $2.50 and $3.50 respectively, with the fair value of the warrants of $147,899 and $157,188 calculated using the Black Scholes option pricing model using the assumptions of risk free interest rate of 4.75%, volatility of 68%, and dividend yield of 0%. These securities were issued pursuant to Rule 506 of Regulation D.

The Company issued 200,000 My WallStreet warrants to investors at the exercise prices of $1.00 with the fair value of the warrants of $180,454 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 4.75%, volatility of 79%, and dividend yield of 0%.

Outstanding Stock Options:

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2006	--	$--	$—
Granted	2,550,000	-	-
Exercised	(1,800,000)	--	--
Expired/forfeited	-	-
Outstanding August 31, 2007	750,000	$1.05	$—

Following is a summary of the status of stock options outstanding at August 31, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.25	750,000	7.38	1.05	50,000	0.42

	750,000	7.38	1.05	50,000	0.42

The Black-Scholes fair value of the above options based on the assumptions stated below was $1,258,401.The total expense for the options vested during the year ended August 31, 2007 was $1,041,796.  The value of the unvested options was $216,605 as of August 31, 2007.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1,450,000 45 days options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	4.75%
Dividend yield	0%
Volatility	90%

350,000 45 days options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	4.91%
Dividend yield	0%
Volatility	40%

50,000 two year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	4.75%
Dividend yield	0%
Volatility	90%

500,000 two year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	4.75%
Dividend yield	0%
Volatility	103%

200,000 two year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	4.75%
Dividend yield	0%
Volatility	76%

NOTE 14     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had accumulated deficit of $9,672,076 as of August 31, 2007 and has incurred net loss of $5,937,675 for the year ended August 31, 2007. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2007 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 15     SUBSEQUENT EVENTS

As of November 23, 2007, the Company received a cash consideration of $504,021 for sale of 4,024,917 shares of common stock under the June 28, 2007 private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company has issued 3,440,200 shares of common stock to the investors and 584,717 shares remained to be issued as of date.