Form 10QSB
period 2007-11-30
Financial Media Group, Inc.
filed 2008-01-14
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2007

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.   Yes ☒   No ☐

As of January 8, 2008, the Company had 39,517,590 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

TABLE OF CONTENTS

Report on Form 10-QSB
for the quarter ended November 30, 2007

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$161,348
Accounts receivable, net	52,304
Marketable securities	2,956,965
Other current assets	267,596
Total current assets	3,438,213

PROPERTY & EQUIPMENT, Net	86,097

DEPOSIT	26,521

Total assets	$3,550,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$399,958
Accrued expenses	1,312,302
Deferred revenue	1,490,446
Due to officers	706,070
Notes payable	100,000
Shares to be issued	50,000
Current portion of note payable - officer	7,500
Total current liabilities	4,066,277

Long term debt – officer	3,000,000

Commitment & contingencies	--

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized, 38,633,987 shares issued and outstanding	38,634
Paid in capital	6,583,222
Unrealized gain on marketable securities	166,195
Accumulated deficit	(10,303,497)
Total stockholders' deficit	(3,515,446)

Total liabilities and stockholders' deficit	$3,550,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NOVEMBER 30, 2007
(UNAUDITED)

	For the three month periods ended
	November 30,
	2007	2006

Net revenues	$1,878,893	$1,641,225

Operating expenses
Selling, general & administrative	1,583,629	1,274,910
Depreciation	10,616	8,826
Impairments	861,903	1,103,020
Total operating expenses	2,456,148	2,386,756

Loss from operations	(577,255)	(745,529)

Non-Operating Income (Expense):
Interest expense	(47,540)	(49,070)
Loss on sale of marketable securities	(1,725)	(64,681)
Total non-operating expense	(49,265)	(113,751)

Loss from operations before income taxes	(626,519)	(859,281)

Provision for income tax	4,800	12,524

Net Loss	(631,319)	(871,805)

Other comprehensive gain (loss):
Unrealized (loss) gain on marketable securities	(63,523)	730,942
Reclassification Adjustment	(25,203)	106,468

Comprehensive gain (loss)	$(720,045)	$(34,395)

Basic & diluted net loss per share	$(0.02)	$(0.03)

Weighted average shares of share capital outstanding - basic & diluted	35,052,538	25,854,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NOVEMBER 30, 2007
(UNAUDITED)

	For the three month periods ended
	November 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(631,319)	$(871,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	35,215	25,475
Depreciation and amortization	10,616	8,826
Revenues in form of marketable securities	(1,312,153)	(1,488,861)
Impairment of marketable securities	861,903	1,103,020
Loss on sale of marketable securities	1,725	64,681
Issuance of warrants for services	13,674	-
(Increase) decrease in current assets:
Receivables	(17,335)	(5,188)
Other current assets	(200,185)	-
Advances from third party	-	(8,810)
Increase (decrease) in current liabilities:
Accounts payable	73,417	46,349
Accrued expenses and other liabilities	194,329	134,928
Deferred Revenue	(200,586)	-
Net cash used in operating activities	(1,170,699)	(991,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(17,976)	(9,760)
Cash received from sale marketable securities	537,750	204,940
Net cash provided by investing activities	519,773	195,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from loans payable	-	83,400
Proceeds from loan from related parties	-	187,000
Proceeds from sale of common stock	640,261	493,500
Net cash provided by financing activities	640,261	763,900

NET DECREASE IN CASH & CASH EQUIVALENTS	(10,665)	(32,304)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	172,013	56,830

CASH & CASH EQUIVALENTS, ENDING BALANCE	$161,348	$24,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1    NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2007 were filed on December 7, 2007 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On November 30, 2007, marketable securities have been recorded at $2,956,965 based upon the fair value of the marketable securities.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

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

In September 2006, FASB issued SFAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

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

The Company sold marketable securities during the three months ended November 30, 2007 and recorded a realized loss of $1,725 compared to a loss of $64,681 for the three months ended November 30, 2006.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $861,903 and $1,103,020 during the three months ended November 30, 2007 and 2006, respectively.

Marketable securities classified as available for sale consisted of the following as of November 30, 2007:

Marketable Securities	Cost	Market Value at November 30, 2007	Accumulated Unrealized Gain

Various	$2,790,770	$2,956,965	$166,195

As of November 30, 2007, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2007 consist of the following:

Office and computer equipment	$156,046

Less accumulated depreciation:	(69,949)
$86,097

Depreciation expense for the three months ended November 30, 2007 and 2006 was $10,616 and $8,826, respectively.

NOTE 5     OTHER ASSETS

Other assets as of November 30, 2007 comprise of the following:

Other Current Assets:
Receivable against marketable securities sold to a third party	$220,000
Rent deposit	11,000
Prepaid expenses	9,996
Employee advances	1,600
Advances to third parties (interest free, unsecured and due on demand)	25,000
Total Other Current Assets	$267,596

Other Assets:
Rent deposit	$26,521
Total Other Assets	$26,521

NOTE 6    DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $1,490,446 in deferred revenues at November 30, 2007 which will be recognized over the next 12 months.

NOTE 7    ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2007:

Accrued consulting fees	$638,904
Accrued interest	29,706
Accrued salaries and payroll taxes	636,942
Other	6,750
$1,312,302

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8    DUE TO OFFICERS

Due to officers consist of the following at November 30, 2007:

Accrued officer’s compensation	$440,315
Accrued consulting fees	32,382
Accrued interest	233,373
$706,070

The Company recorded an expense of $92,188 and $92,188 for the three months ended November 30, 2007 and 2006 for compensation and benefits provided to the Chief Executive Officer of the Company.

NOTE 9    NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $2,250 and $2,250 in the accompanying financial statements for the three months ended November 30, 2007 and 2006, respectively.

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

Should the total annual billings made by Digital WallStreet, Inc., for the calendar years ending December 31, 2005 or December 31, 2006 equals or exceeds $2,000,000, the full principal balance of the second $1,500,000 note will be due on or before January 31, 2010. If the annual billing is less than the sum of $2,000,000, the principal balance of the second note shall be reduced by the difference between $2,000,000 and the actual annual billings achieved. Digital WallStreet, Inc. achieved total annual billings of $2,905,897 for the calendar year ended December 31, 2005 and $4,250,750 for the calendar year ended December 31, 2006. The total billings for both these years exceeded $2,000,000 and hence, the principal of the Note was not reduced as of November 30, 2007.

The Company recorded interest expense of $45,150 and $45,150 on the above notes to the officers for the three months ended November 30, 2007 and 2006, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11     EQUITY TRANSACTIONS

Common Stock

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

Through a private placement memorandum of My WallStreet dated March 20, 2007, MyWallStreet offered to sell to accredited investors 6,400,000 units at $0.25 per unit, with each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. As of November 30, 2007, the Company received $50,000 under this private placement and has not issued the 200,000 shares of Common Stock of My WallStreet, Inc. Class A warrant holders did not exercise their warrants as of November 30, 2007.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. As of November 30, 2007, the Company sold 4,734,761 shares of its common stock under Regulation S to the investors and received cash proceeds of $579,627 which amounted to approximately 35% of the total proceeds from such sale of its shares.

On June 29, 2007, the Company entered into a Regulation S Distribution Agreement to sell up to $3,000,000 worth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The term of the Distribution Agreement expired on November 29, 2007. During the three months ended November 30, 2007, the Company issued 816,569 shares of common stock for cash proceeds of $123,087. Out of these, the Company had received cash consideration of $62,453 for which the Company had not issued 290,218 shares of common stock as of August 31, 2007.  As of November 30, 2007, the Company issued 906,080 shares of its common stock under Regulation S to the investors and received cash proceeds of $141,320 which amounted to approximately 33.5% of the total proceeds from the sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board Exchange.

Outstanding Warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	774,667	$2.64	$-
Issued during the period	-	-
Expired	-	-
Exercised	-	-
Outstanding November 30, 2007	774,667	$2.64	$-

Following is a summary of the status of warrants outstanding at November 30, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$1.00 - $3.75	774,667	0.85	$2.64	774,667	$2.64

	774,667	0.85	$2.64	774,667	$2.64

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Outstanding Stock Options:

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	750,000	$1.05	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-
Outstanding November 30, 2007	750,000	$1.05	$-

Following is a summary of the status of stock options outstanding at November 30, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.25	750,000	7.13	$1.05	100,000	$0.46

	750,000	7.13	$1.05	100,000	$0.46

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

NOTE 13    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $140 for interest and $0 for income taxes during the three months ended November 30, 2007. The Company paid $0 for interest and $3,483 for income taxes during the three months ended November 30, 2006.

NOTE 14    COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. The office facility in New York is leased on a month-to-month basis starting June 1, 2007. Rent expense under the operating lease for the three months ended November 30, 2007 and 2006 was $122,105 and $83,240, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending November 30,	Amount

2008	$309,607
2009	316,526
2010	106,085
$732,218

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $37,500 in general and administrative expenses for the three months ended November 30, 2007. The Company has future minimum salary commitments as follows:

Twelve months ending November 30,	Amount

2008	$168,750
2009	194,063
2010	33,063
$395,876

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

NOTE 15     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $10,303,497 as of November 30, 2007 and has incurred net loss of $631,319 for the three months ended November 30, 2007. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16    SUBSEQUENT EVENTS

On December 20, 2007, the Company issued 2,825,000 stock options to certain employees and officers of the Company under the 2007 Incentive Stock Option Plan. The options were granted at the exercise price of $0.30 per share which equaled the closing share price of the stock $0.30 per share on December 20, 2007.

On January 4, 2008, the Company agreed to issue 15,000,000 shares of its common stock to AMC Capital Group, Inc., a corporation which the Chief Executive Officer of the Company is a principal shareholder, officer and director, in exchange for a cancellation of $3,000,000 debt owed to the Chief Executive Officer of the Company.

As of January 8, 2008, the Company received a cash consideration of $110,485 from sale of 883,603 shares of common stock under the June 28, 2007 private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company has issued 883,603 shares of common stock to the investors.

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

Results of Operations

The consolidated results of operations of the Company for the three months ended November 30, 2007 consisted of the operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., its wholly-owned subsidiary My WallStreet, Inc. and its wholly-owned subsidiary Wealth Expo Inc., compared to the consolidated results of operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., and its wholly-owned subsidiary My WallStreet, Inc. for the same periods in 2006. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net loss of $631,319 for the three months ended November 30, 2007 compared to net loss of $871,805 for the same period in 2006.

Revenues

Revenues for the three months period ended November 30, 2007 were $1,878,893 compared to $1,641,225 for the same period in 2006. Revenues increased by $237,668 (14.5%) during the three months ended November 30, 2007 when compared to the same period in 2006 due to the Company’s expanded effort in marketing its services and gaining clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three months ended  November 30, 2007 were $1,583,629 compared to $1,274,910 for the same period in 2006. S,G&A expenses increased by $308,719 (24.2%) during the three months ended November 30, 2007 as compared to the same period in 2006, primarily due to increase in payroll costs, and increase in administrative, sales and marketing costs.

Impairment of marketable securities for the three months ended November 30, 2007 was $861,903 compared to $1,103,020 for the same period in 2006. Impairment expense was recorded because the market value of certain securities received by the Company as compensation for services declined more than 50% of their market value. The Company took a conservative approach of recording the increased impairment expense. Depreciation expense for the three months ended November 30, 2007 was $10,616 compared to $8,826 for the same period in 2006.

Interest expense for the three months ended November 30, 2007 was $47,540 compared to $49,070 for the same period in 2006. Interest expense remained relatively the same due to the interest charged on the $3.0 million promissory notes executed by the Company in January 2005. Realized loss on sale of marketable securities for the three months ended November 30, 2007 was $1,725 compared to $64,681 for the same period in 2006. The Company sold certain marketable securities held in its possession to better manage its portfolio and realized a reduced loss during the three months ended November 30, 2007. Unrealized loss for the three months ended November 30, 2007 was $63,523 compared to unrealized gain of $730,942 for the same period in 2006. Unrealized gain or loss resulted due to the increase or decrease in market value of the marketable securities held at November 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2007 were $161,348 compared to $24,526 at November 30, 2006. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $631,319 for the three months ended November 30, 2007 compared to a loss of $871,805 for the same period in 2006. The Company’s current liabilities exceeded its current assets by $628,064 at November 30, 2007, and net cash used in operating activities for the three months ended November 30, 2007 was $1,170,699. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months ended November 30, 2007 was $1,170,699. The increase in net cash used in operating activities resulted due to an increase in receivables of $17,335, increase in other current assets of $200,185, an increase in accounts payable of $73,417, an increase in accrued expenses and other liabilities of $194,329, and decrease in deferred revenues of $200,586.

Investing Activities

Net cash provided by investing activities for the three months ended November 30, 2007 was $519,773. The Company received $537,750 in cash proceeds from sale of marketable securities and expended cash of $17,976 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2007 was $640,261 due to cash received from sale of common stock amounting to $640,261.

As a result of the above activities, the Company experienced a net decrease in cash of $10,665 for the three months ended November 30, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three months ended November 30, 2007, the Company sold 5,261,202 shares of restricted common stock to investors pursuant to an exemption from registration under Regulation S. The shares were sold to investors at a price ranging from $0.30 to $0.39 per share for total proceeds of $640,258 after issuing expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K -- Filed on November 28, 2007 – SEC Film No. 071272275, Incorporated by reference

b)	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2008	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer