Form 10QSB
period 2008-02-29
Financial Media Group, Inc.
filed 2008-04-14
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.   Yes ☒   No ☐

As of April 12, 2008, the Company had 60,736,425 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

Report on Form 10-QSB
for the quarter ended February 29, 2008

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$72,934
Accounts receivable, net	453,422
Marketable securities	4,741,595
Other current assets	98,343
Total current assets	5,366,294

PROPERTY & EQUIPMENT, Net	104,452

DEPOSIT	28,521

Total assets	$5,499,267

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$509,293
Accrued expenses	1,277,134
Deferred revenue	1,996,465
Due to officers	726,920
Notes payable	100,000
Shares to be Issued	64,957
Total current liabilities	4,674,769

Commitment & contingencies	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 58,417,700 shares issued and outstanding	58,418
Paid in capital	10,121,908
Unrealized gain on marketable securities	2,013,948
Accumulated deficit	(11,369,776)
Total stockholders' equity	824,499

Total liabilities and stockholders' equity	$5,499,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months periods ended		For the six months periods ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Net revenues	$2,168,747	1,527,554	$4,047,640	$3,168,780

Operating expenses
Selling, general & administrative	1,410,640	1,406,380	2,994,270	2,681,290
Depreciation	13,298	8,957	23,914	17,783
Impairments	1,469,547	1,821,801	2,331,450	2,924,821
Total operating expenses	2,893,485	3,237,138	5,349,634	5,623,894

Loss from operations	(724,738)	(1,709,584)	(1,301,994)	(2,455,114)

Non-Operating Income (Expense):
Interest expense	(17,720)	(48,106)	(65,260)	(97,176)
Interest income	-	7	-	7
Loss on sale of marketable securities	(323,920)	(33,935)	(325,645)	(98,616)
Total non-operating expense	(341,641)	(82,034)	(390,905)	(195,785)

Loss from operations before income taxes	(1,066,379)	(1,791,618)	(1,692,899)	(2,650,899)

Provision for income tax	-	-	4,800	12,524

Net Loss	(1,066,379)	(1,791,618)	(1,697,699)	(2,663,423)

Other comprehensive gain (loss):
Unrealized gain on marketable securities	1,630,903	-	1,567,380	106,468
Reclassification Adjustment	186,850	(898,272)	161,647	(167,330)

Comprehensive gain (loss)	$751,375	(2,689,890)	31,328	$(2,724,285)

Basic & diluted net loss per share	$(0.02)	(0.07)	(0.04)	$(0.10)

Weighted average shares of share capital outstanding
- basic & diluted	48,732,916	26,297,111	41,892,727	26,074,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months periods ended
	February 29, 2008	February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,697,699)	$(2,663,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	51,710	45,613
Depreciation and amortization	23,914	17,783
Revenues in form of marketable securities	(3,309,145)	(2,867,717)
Impairment of marketable securities	2,331,450	2,924,821
Loss on sale of marketable securities	325,645	98,616
Issuance of options and warrants for services	64,591	246,565
(Increase) decrease in current assets:
Receivables	(8,813)	(24,891)
Other current assets	(7,932)	(13,514)
Increase (decrease) in current liabilities:
Accounts payable	182,751	153,230
Accrued expenses and other liabilities	201,378	336,307
Deferred Revenue	(179,785)	47,239
Net cash used in operating activities	(2,021,935)	(1,699,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(49,629)	(9,760)
Cash received from sale marketable securities	817,213	394,922
Net cash provided by investing activities	767,584	385,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of options	-	262,500
Cash received from shares to be issued	14,957	31,240
Payment of note payable to officer	(7,500)	-
Cash received from loan from related parties	-	487,985
Cash received from sale of common stock	1,147,814	648,500
Net cash provided by financing activities	1,155,271	1,430,225

NET DECREASE IN CASH & CASH EQUIVALENTS	(99,079)	116,015

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	172,013	56,830

CASH & CASH EQUIVALENTS, ENDING BALANCE	$72,934	$172,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Financial Media Group, Inc. was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing as a provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. On December 11, 2006, the Company and the majority shareholder agreed to extend the payment due date of the promissory note due January 31, 2007 to January 31, 2010. On January 4, 2008, the Company agreed to issue to the majority shareholder 15,000,000 shares of its common stock in exchange for cancellation of two promissory notes of $1,500,000 each, due on January 31, 2010. As this merger was between entities under the common control, the issuance of the promissory notes to the majority shareholder had been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis.

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2007 were filed on December 7, 2007 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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
FEBRUARY 29, 2008
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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On February 29, 2008, marketable securities have been recorded at $4,741,595 based upon the fair value of the marketable securities as of that date.

Revenue Recognition

The Company’s primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallset.net and www.mywallst.net. The services include audio and video production of senior management interviews, newsletters and editorials, small cap companies’ conferences and seminars, e-mail mailings and forums, media and advertising. These services are provided by the Company’s subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee for services performed, delivery of services has occurred, and collectibility of the fees is reasonably assured.

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee, delivery of the services has occurred and collectibility of the fees is reasonably assured.

The Company provides a broad range of information on investing techniques and education tools to investors through workshops and exhibits. The Company’s subsidiary Wealth Expo provides revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee for such services performed, delivery of such services has occurred, and collectibility of the fees is reasonably assured.

The Company recognizes revenue for services which is to be provided in future periods, on a pro-rata basis over the term of the agreement. Payments received in advance of services provided, are recorded as deferred revenue. As of February 29, 2008, the deferred revenue was $1,996,465.

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

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

Although the Company offers and provides a broad range of services to its clients, the primary source of revenues is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and www.mywallst.net.

The Company also provides news wire and compliance services including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution to the similar types of clients whom the Company provides Internet based media and advertising services. The Company started to offer a broad range of information on investing techniques and education tools to investors through workshops, exhibition sales, speaking presentation sales, collateral material sales and advertising sales. However, the revenue generated, assets and loss from these two sources is less than 10% of the total revenue, total assets and total loss, respectively. Hence, currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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
FEBRUARY 29, 2008
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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 3     MARKETABLE SECURITIES

In most of the revenue contracts, the Company receives securities of client companies as payment in full for services rendered. The number of shares the Company receives is based on contracts and the value is determined based on the market price at the time of signing the agreement. The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

The Company sold marketable securities during the three months and six months ended February 29, 2008 and recorded a realized loss of $323,920 and $325,645 compared to a realized loss of $33,935 and $98,616 during the same periods ended as of February 28, 2007.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment expense on the marketable securities of $1,469,547 and $2,331,450 during the three months and six months periods ended February 29, 2008 compared to $1,821,801 and $2,924,821 during the same periods ended February 28, 2007, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

Marketable securities classified as available for sale consisted of the following as of February 29, 2008:

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Axial Vector Engine (AXVC)	410,958	287,671	207,534	-	(80,137)	PK
CanAm Uranium Corp. (CAUI)	1,180,000	70,800	70,800	-	-	BB
CEO America Inc. (CEOA)	1,000,000	9,000	60,000	51,000	-	PK
Data Call Technologies (DCLT)	800,000	80,000	56,000	-	(24,000)	BB
Exobox Technology (EXBX)	2,500,000	225,000	700,000	475,000	-	PK
eWorld Companies Inc (EWRL)	36,667	58,000	286,000	228,000	-	PK
Genco Corporation (GNCC)	294,118	147,059	147,059	-	-	PK
iFinix Corporation (INIX)	2,500,000	55,000	55,000	-	-	PK
Ingen Technology (IGTG)	12,500,000	125,000	187,500	62,500	-	PK
ISE Blu Equity Corp. (ISBL)	30,000,000	96,000	87,000	-	(9,000)	PK
Nutripure Beverages (NUBV)	250,033,333	10	50,007	40,007	-	PK
Magplane Technology, Inc. (MAGP)	3,000,000	60,000	174,000	114,000	-	BB
MyStarU.Com Inc. (MYST)	526,316	138,947	110,526	-	(28,421)	BB
New Medium Enterprises (NMEN)	1,500,000	94,500	94,500	-	-	BB
Organic Recycling Technologies (ORCY)	1,396,000	502,000	1,005,120	553,120	-	BB
PSM Holdings Inc. (PSMH)	157,895	142,106	142,106	-	-	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,062	62	-	BB
Steadfast Holding (STHG)	129,412	53,058	51,765	-	(1,293)	PK
Sunrise Consulting Group (SNRS)	1,015,000,000	210,000	710,500	500,500	-	PK
Other Securities		113,506	296,116	182,610	-	PK/BB

		$2,727,647	$4,741,595	$2,156,799	$(142,851)

As of February 29, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities.

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2008 consist of the following:

Office and computer equipment	$186,699

Less accumulated depreciation:	(83,247)
$104,452

Depreciation expense for the three months and six months periods ended February 29, 2008 was $13,298 and $23,914 compared to $8,957 and $17,783 for the same periods ended February 28, 2007, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 5     OTHER ASSETS

Other assets as of February 29, 2008 comprise of the following:

Other Current Assets:
Receivable against marketable securities sold to a third party	$87,500
Rent deposit	9,000
Prepaid expenses	243
Employee advances	1,600
$98,343

Other Assets:
Rent deposit	$28,521
$28,521

NOTE 6    DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $1,996,465 in deferred revenues at February 29, 2008 which will be recognized over the next six (6) to twelve (12) months.

NOTE 7    ACCRUED EXPENSES

Accrued expenses consist of the following at February 29, 2008:

Accrued consulting fees	$623,520
Accrued interest	31,957
Accrued salaries and payroll taxes	621,657
$1,277,134

NOTE 8    DUE TO OFFICERS

Due to officers consist of the following at February 29, 2008:

Accrued officer’s compensation	$448,398
Accrued consulting fees	30,149
Accrued interest	248,373
$726,920

The Company recorded an expense of $184,375 and $184,375 for the six months ended February 29, 2008 and 2007 for compensation and benefits provided to the Chief Executive Officer of the Company.

NOTE 9    NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $2,250 and $4,500 in the accompanying financial statements for the three months and six months periods ended February 29, 2008 and 2007, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 10    RELATED PARTY TRANSACTIONS

In September 2005, the Company executed a promissory note of $7,500 with an officer, unsecured, interest at 8% per annum and due on demand. The Company paid $9,600 to settle the payment of the promissory note in full, including accrued interest of $2,100 as of February 29, 2008.

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which is 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2010. As this merger is between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. On January 4, 2008, the Company issued to the officer 15,000,000 shares of its common stock in exchange for settlement of the two promissory notes of $1,500,000 each, due on January 31, 2010.

The Company recorded an interest expense of $17,085 and $62,235 on the above notes to the officers for the three months and six months ended February 29, 2008 compared to $45,150 and $90,300 for the same periods ended as of February 28, 2007, respectively.

NOTE 11     EQUITY TRANSACTIONS

Common Stock

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, Westcap Securities, Inc., a NASD member. The minimum subscription was $15,000 for each unit. Each unit consisted of 10,000 shares of Common Stock, par value $0.001 per share, 5,000 redeemable Class A1 Warrant and 5,000 redeemable Class A2 Warrant of the Company's common stock. Class A1 and A2 Warrants entitles the registered holder thereof to purchase, at any time until the September 1, 2007 and September 1, 2008 respectively, shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants. The exercise prices and the number of shares issuable upon the exercise of Warrants are subject to adjustment in certain circumstances.  The Company closed the private placement on February 23, 2007. During the year ended August 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under this private placement. Class A1 Warrants expired on August 31, 2007 and Class A2 Warrants expire on August 31, 2008, respectively. Class A2 warrant holders did not exercise any warrants during the six months period ended February 29, 2008.

Through a private placement memorandum of My WallStreet dated March 20, 2007, MyWallStreet offered to sell to accredited investors 6,400,000 units at $0.25 per unit, with each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. As of February 29, 2008, the Company received $50,000 under this private placement and has not issued the 200,000 shares of Common Stock of My WallStreet, Inc. Class A warrant holders did not exercise their warrants as of February 29, 2008.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. As of February 29, 2008, the Company sold 9,715,238 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,102,137 which amounted to approximately 35% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board Exchange.

The Company has not issued 196,764 of such shares of its common stock to the investors as of February 29, 2008. The Company has recorded $14,957 of the cash proceeds received for such shares as shares to be issued as a current liability in its financial statements as of February 29, 2008.

On June 29, 2007, the Company entered into a Regulation S Distribution Agreement to sell up to $3,000,000 worth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The term of the Distribution Agreement expired on November 29, 2007. As of February 29, 2008, the Company has issued 906,080 shares of its common stock under Regulation S to the investors and received cash proceeds of $141,320 which amounted to approximately 33.5% of the total proceeds from the sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board Exchange.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at February 29, 2008:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2007	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at February 29, 2008

Class D Warrant	$2.25	Jan 25, 2008	165,000	-	-	(165,000)	-
Class E Warrant	$3.75	Jan 25, 2009	165,000	-	-	-	165,000
Class A2 Warrant	$3.50	Sep 1, 2008	244,667	-	-	-	244,667
Class A - MWS	$1.00	Mar 20, 2009	200,000	-	-	-	200,000
			774,667	-	-	(165,000)	609,667

The number and weighted average exercise prices of warrants granted by the Company as of February 29, 2008 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	774,667	$2.64	$-
Issued during the period	-	-
Expired	(165,000)	-
Exercised	-	-
Outstanding February 29, 2008	609,667	$2.75	$-

Following is a summary of the status of warrants outstanding at February 29, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$1.00 - $3.75	609,667	0.79	$2.75	609,667	$2.75

	609,667	0.79	$2.75	609,,667	$2.75

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“Non-Qualified Plan”):
On January 5, 2007, the Company adopted the Non-Qualified Plan and reserved a maximum of 3,000,000 shares of common stock as Options to grant to employees, non-employee directors, consultants and advisors. The stock subject to Options granted under the Non-Qualified Plan shall be shares of the Company’s Common Stock, par value $0.001 per share. The Non-Qualified Plan shall terminate within ten (10) years from the date of adoption by the Board of Directors or sooner, and no Options shall be granted after termination of the plan. The Options have been granted to certain employees and consultants to purchase Common Shares at prices equal to fair market value on the date of grant.

The number and weighted average exercise prices of options granted by the Company as of February 29, 2008 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	750,000	$1.05	$-
Granted	600,000	0.30	-
Exercised	-	-	-
Expired/forfeited	(750,000)	(1.05)	-
Outstanding February 29, 2008	600,000	$0.30	$-

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

Following is a summary of the status of stock options outstanding at February 29, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.30	600,000	9.81	$0.30	39,247	$0.30

	600,000	9.81	$0.30	39,247	$0.30

The Company issued 600,000 options to an officer and a consultant at the exercise prices of $0.30 with the fair value of the options valued at $147,297 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%.

2007 Incentive Stock Option Plan (“Incentive Plan”):
On January 5, 2007, the Company adopted the Incentive Plan and reserved a maximum of 3,000,000 shares of common stock as Options to grant to employees, directors and consultants. The stock subject to Options granted under the Incentive Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. Only employees of the Company shall be eligible to receive an Incentive Stock Option. The Incentive Plan shall become effective and shall remain in effect until all Common Shares subject to the Incentive Plan have been purchased or acquired according to the terms of the Incentive Plan or the Incentive Plan is terminated by the Board or January 4, 2017, whichever is earlier. No stock Options shall be granted after termination of the plan. The Options have been granted to certain employees to purchase Common Shares at prices equal to fair market value on the date of grant.

The number and weighted average exercise prices of stock Options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	-	$-	$-
Granted	2,990,000	0.30	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding February 29, 2008	2,990,000	$0.30	$-

Following is a summary of the status of stock Options outstanding at February 29, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.30	2,990,000	9.81	$0.30	195,582	$0.30

	2,990,000	9.81	$0.30	195,582	$0.30

The Company issued 2,990,000 stock options to employees at the exercise prices of $0.30 with the fair value of the options of $734,029 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 148%, ten (10) years term, and dividend yield of 0%.

The stock option expense under both stock option plans for the six months periods ended February 29, 2008 and February 28, 2007 was $50,917 and $0, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 12    BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months period ended February 29, 2008 and 2007, respectively.

	Six months ended
	February 29, 2008	February 28, 2007

Stock options issued to employees	3,490,000	500,000
Stock options issued to consultants	100,000	-
Warrants granted for financing	609,667	3,505,171
	4,199,667	4,005,171

NOTE 13    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $2,100 for interest for the six months periods ended February 29, 2008 compared to $0 for the same periods ended February 28, 2007. The Company paid $4,800 for income taxes for the six months periods ended February 29, 2008 compared to $0 for the same periods ended February 28, 2007.  During the six months period ended February 29, 2008, the Company issued 15,000,000 shares of common stock with fair value of $3 million to settle notes payable to an officer of $3,000,000.

NOTE 14    COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. The office facility in New York is leased on a month-to-month basis starting June 1, 2007. Rent expense under the operating lease for the three months and six months ended February 29, 2008 was $115,104 and $237,209 compared to $82,075 and $166,315 for the same periods ended February 28, 2007, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending February 29,	Amount

2009	$311,337
2010	318,256
2011	26,521
$656,114

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $41,250 and $78,750 in general and administrative expenses for the three months and six months periods ended February 29, 2008 compared to $25,000 and $25,000 for the same periods ended February 28, 2007. The Company has future minimum salary commitments as follows:

Twelve months ending February 29,	Amount

2009	$176,813
2010	165,313
$342,126

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

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

NOTE 15     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $11,369,776 as of February 29, 2008 and has incurred net loss of $1,697,699 for the six months ended February 29, 2008. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended February 29, 2008 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 16    SUBSEQUENT EVENTS

As of April 12, 2008, the Company received a cash consideration of $209,637 from sale of 2,318,725 shares of common stock under the June 28, 2007 private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company has not issued 666,418 shares of common stock as of April 12, 2008.

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

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Financial Media Group, Inc. (the “Company”), was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing in a premier provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. On January 4, 2008, the Company agreed to issue to the majority shareholder 15,000,000 shares of its common stock in exchange for cancellation of two promissory notes of $1,500,000 each, due on January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder had been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis.

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

The Company’s current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies, Financial Filings Corp., a news distribution and financial documents preparer and filing entity, and Wealth Expo, an entity holding investors conference and exhibits across  North America.

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

The Company’s primary source of revenue is generated by its wholly owned subsidiary WallStreet Direct, Inc. which provides Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and www.mywallst.net. The services include audio and video production of senior management interviews, newsletters and editorials, small cap companies’ conferences and seminars, e-mail mailings and forums, media and advertising. These services are provided by the Company’s subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc.

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded when the Company executes a contractual agreement with the client for a fixed fee, delivery of the services has occurred and collectibility of the fees is reasonably assured. The Company recorded revenues of $149,135 or 3.6% of its total revenues from the services provided by Financial Filing Corp. for the six months ended February 29, 2008.

The Company provides a broad range of information on investing techniques and education tools to investors through workshops and exhibits. The Company’s subsidiary Wealth Expo provides revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the Company executes a contractual agreement with the client for a fixed fee for such services performed, delivery of such services has occurred, and collectibility of the fees is reasonably assured.

Results of Operations

The consolidated results of operations of the Company for the three months and six months ended February 29, 2008  consisted of the operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., its wholly-owned subsidiary My WallStreet, Inc. and its wholly-owned subsidiary Wealth Expo Inc., compared to the consolidated results of operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., and its wholly-owned subsidiary My WallStreet, Inc. for the same periods in 2007. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported net losses of $1,066,379 and $1,697,699 for the three months and six months ended February 29, 2008 compared to net losses of $1,791,618 and $2,663,423 for the same periods in 2007.

Revenues

Revenues for the three months and six months periods ended February 29, 2008 were $2,168,747 and $4,047,640 compared to $1,527,554 and $3,168,780 for the same periods in 2007. Revenues increased by $641,193 (42%) and $878,860 (27.7%) during the three months and six months ended February 29, 2008 when compared to the same periods in 2007 due to the Company’s expanded effort in marketing its Internet advertising and media services and gaining new clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three months and six months ended February 29, 2008 were $1,410,640 and $2,994,270 compared to $1,406,380 and $2,681,290 for the same period in 2007. S,G&A expenses increased by $4,260 during the three months ended February 29, 2008 and increased by $312,980 during the six months ended February 29, 2008 as compared to the same period in 2007, primarily due to increase in payroll costs of sales and marketing personnel of new hires, and increase in administrative, sales and marketing costs due to Company’s opening a new office in New York in March 2007.

Impairment includes the write down of marketable securities and write-off of advances from third parties. Impairment for the three months and six months ended February 29, 2008 was $1,469,547 and $2,331,450 compared to $1,821,801 and $2,924,821 for the same periods in 2007. Impairment expense was recorded because the market value of certain securities received by the Company as compensation for services declined more than 50% of their market value. The Company took a conservative approach of recording the increased impairment expense. The Company recorded an impairment of $25,000 in write-off of loans advanced to third parties during the three months and six months ended February 29, 2008. No such loans were impaired during the comparable periods in 2007. Depreciation expense for the three months and six months ended February 29, 2008 was $13,298 and $23,914 compared to $8,957 and $17,783 for the same periods in 2007.

Interest expense for the three months and six months ended February 29, 2008 was $17,720 and $65,260 compared to $48,106 and $97,176 for the same periods in 2007. Interest expense decreased during the three months and six months period ended February 29, 2008 as compared to the same periods in 2007 due to the conversion of the $3.0 million promissory notes to equity on January 4, 2008. Realized loss on sale of marketable securities for the three months and six months ended February 29, 2008 was $323,920 and $325,645 as compared to $33,935 and $98,616 for the same periods in 2007. The Company sold a significant number of non-performing marketable securities held in its possession during the three months ended February 29, 2008 compared to the same periods in 2007 and to better manage its portfolio as of February 29, 2008. Unrealized gain for the three months and six months ended February 29, 2008 was $1,630,903 and $1,567,380 compared to $0 and $106,468 for the same periods in 2007. Unrealized gain or loss resulted due to the increase or decrease in market value of the marketable securities held at February 29, 2008 and February 28, 2007, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at February 29, 2008 were $72,934 compared to $172,845 at February 29, 2007. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $1,697,699 for the six months ended February 29, 2008 compared to a loss of $2,663,423 for the same period in 2007. Although the Company’s current assets exceeded its current liabilities by $691,525 at February 29, 2008, and net cash used in operating activities for the six months ended February 29, 2008 was $2,021,935. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months ended February 29, 2008 was $2,021,935. The increase in net cash used in operating activities resulted due to an increase in receivables of $8,813, increase in other current assets of $7,932, an increase in accounts payable of $182,751, an increase in accrued expenses and other liabilities of $201,378, and decrease in deferred revenues of $179,785.

Investing Activities

Net cash provided by investing activities for the six months ended February 29, 2008 was $767,584. The Company received $817,213 in cash proceeds from sale of marketable securities. The Company expended cash of $49,629 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2008 was $1,155,271 due to cash received from sale of common stock amounting to $1,147,814, payment of note payable to an officer of $7,500, and cash received of $14,957 for the common stock to be issued as of February 29, 2008.

As a result of the above activities, the Company experienced a net decrease in cash of $99,079 for the six months ended February 29, 2008. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

Application of Critical Accounting Policies and Estimates

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively.

Revenue Recognition

The Company generates its revenues from awareness products and advertising promotions related to marketing public companies and professional investment concerns. This is facilitated through the Company’s financial website, investment conferences and printing of publications and newspaper.

Revenues from Internet based media and advertising services are recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee for services performed, delivery of services has occurred, and collectibility of the fees is reasonably assured.

Revenues from news wire and compliance services are recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee, delivery of the services has occurred and collectibility of the fees is reasonably assured.

Revenue from exhibition sales and investing tools services is recognized and recorded pursuant to the guidelines established under Staff Accounting Bulletin 104 when the Company executes a contractual agreement with the client for a fixed fee for such services performed, delivery of such services has occurred, and collectibility of the fees is reasonably assured.

The Company recognizes revenue for services which is to be provided in future periods, on a pro-rata basis over the term of the agreement. Payments received in advance of services provided, are recorded as deferred revenue.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three months ended February 29, 2008, the Company sold 4,783,713 shares of restricted common stock to investors pursuant to an exemption from registration under Regulation S. The shares were sold to investors at a price ranging from $0.16 to $0.47 per share for total proceeds of $507,553 after issuing expenses. The Company issued 15,000,000 shares of its common stock to AMC Capital Group, Inc., a corporation which the Chief Executive Officer of the Company is a principal shareholder, officer and director, in exchange of settlement of $3,000,000 debt owed to the Chief Executive Officer of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K -- Filed on January 8, 2008 – SEC Film No. 08518562, Incorporated by reference
Form 8-K -- Filed on January 14, 2008 – SEC Film No. 08528836, Incorporated by reference
Form 8-K -- Filed on January 16, 2008 – SEC Film No. 08534031, Incorporated by reference

b)	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2008	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer