Form 10QSB
period 2008-05-31
Financial Media Group, Inc.
filed 2008-07-16
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2008

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
(Address of principal executive office)

(949) 486-3990
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.   Yes ☒   No ☐

As of July 14, 2008, the Company had 64,159,389 shares of Common Stock issued and outstanding.

FINANCIAL MEDIA GROUP, INC.

TABLE OF CONTENTS

Report on Form 10-QSB
for the quarter ended May 31, 2008

PART I

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$36,678
Accounts receivable, net	468,828
Marketable securities	4,020,009
Other current assets	10,343
Total current assets	4,535,058

PROPERTY & EQUIPMENT, Net	93,382

DEPOSIT	28,521

Total assets	$4,656,961

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$534,077
Accrued expenses	1,299,538
Deferred revenue	1,419,221
Loan payable to third party	88,000
Due to officers	810,339
Notes payable	100,000
Shares to be issued	83,000
Total current liabilities	4,334,174

Commitment & contingencies	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 63,746,057 shares issued and outstanding	63,746
Additional paid in capital	10,491,623
Unrealized gain on marketable securities	901,917
Accumulated deficit	(11,134,500)
Total stockholders' equity	322,787

Total liabilities and stockholders' equity	$4,656,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended		For the nine month periods ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Revenues
Revenues in the form of cash	$367,743	$469,804	$1,106,238	$770,866
Revenues in the form of marketable securities	2,027,844	1,654,514	5,336,989	4,522,231
Net revenues	2,395,587	2,124,318	6,443,227	5,293,097

Operating expenses
Selling, general & administrative	1,349,942	1,551,714	4,344,213	4,233,004
Depreciation	15,024	9,384	38,938	27,167
Impairments	697,266	681,044	3,028,716	3,605,865
Total operating expenses	2,062,232	2,242,142	7,411,866	7,862,786

Income (loss) from operations	333,356	(117,824)	(968,639)	(2,572,938)

Non-Operating Income (Expense):
Interest expense	(2,667)	(52,246)	(67,927)	(149,422)
Interest income	-	7	-	14
Loss on sale of marketable securities	(95,411)	(103,932)	(421,056)	(202,548)
Total non-operating expense	(98,078)	(156,171)	(488,983)	(351,956)

Income (loss) before income taxes	235,277	(273,996)	(1,457,623)	(2,924,895)

Provision for income tax	4,800	919	4,800	13,443

Net income (loss)	230,477	(274,915)	(1,462,423)	(2,938,338)

Other comprehensive gain (loss):
Unrealized gain on marketable securities	(1,042,372)	(1,000,904)	525,008	(894,437)
Reclassification Adjustment	(39,659)	214,985	121,988	47,655

Comprehensive gain (loss)	$(851,552)	$(1,060,835)	$(815,427)	$(3,785,120)

Basic net earnings (loss) per share	$0.004	$(0.01)	$(0.03)	$(0.11)
Diluted net earnings (loss) per share	$0.004	$(0.01)	$(0.03)	$(0.11)

Weighted average shares of common stock outstanding
- basic	61,362,532	28,074,080	48,430,034	26,748,484
- diluted	61,800,532	28,074,080	48,430,034	26,748,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine month periods ended
	May 31, 2008	May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,462,423)	$(2,938,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	86,714	47,863
Depreciation	38,938	27,167
Revenues in form of marketable securities	(5,336,989)	(4,522,231)
Impairment of marketable securities	3,028,716	3,605,865
Loss on sale of marketable securities	421,056	202,548
Issuance of options and warrants for services	140,636	246,565
Issuance of shares for services	33,000	545,094
(Increase) decrease in current assets:
Receivables	(484,558)	(173,298)
Other current assets	55,068	(270,657)
Increase (decrease) in current liabilities:
Deposits		(11,272)
Accounts payable	207,536	117,432
Accrued expenses and other liabilities	291,420	448,311
Deferred revenue	207,703	113,185
Net cash used in operating activities	(2,773,184)	(2,561,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(53,583)	(18,873)
Cash received from sale marketable securities	1,164,119	686,104
Net cash provided by investing activities	1,110,536	667,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable to officer	(7,500)	-
Cash received from loan from related parties	-	(222,872)
Cash received from loan from third party	88,000	-
Cash received from sale of common stock	1,446,812	2,504,047
Net cash provided by financing activities	1,527,312	2,281,175

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(135,335)	386,640

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	172,013	56,830

CASH & CASH EQUIVALENTS, ENDING BALANCE	$36,678	$443,470

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

On January 6, 2006, Financial Media Group, Inc. acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Financial Media Group, Inc., formerly known as Giant Jr. Investments Corp., was incorporated in Nevada in 1984 as Business Development Company, Inc. Pursuant to the acquisition of WallStreet, it became the wholly-owned subsidiary of Financial Media Group, Inc. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

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

On February 10, 2006, Financial Media Group, Inc. established a 100% wholly-owned subsidiary Financial Filings Corp. This business unit focuses on providing edgarization and newswire services to small and mid-sized public companies. These compliance services provide formatting of pertinent SEC filings and distribution of news in more than 30 languages to media outlets in more than 135 countries.

On June 13, 2006, Financial Media Group, Inc. established another wholly-owned subsidiary MyWallStreet, Inc. MyWallStreet, Inc. is presently in the development stage and will offer a social networking platform that allows members to collaborate with one another, build personalized web-pages, exchange ideas, access financial content, and build social networks comprised of other members, targeted to the financial community.

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly-owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo provides a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2007 were filed on December 7, 2007 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On May 31, 2008, marketable securities have been recorded at $4,020,009 based upon the fair value of the marketable securities as of that date.

Revenue Recognition Policy

The Company’s primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services include audio and video production of senior management interviews, newsletters and editorials, small cap companies’ conferences and seminars, e-mail mailings and forums, media and advertising. These services are provided by the Company’s subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction for services provided.

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded when the performances of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

The Company provides a broad range of information on investing techniques and education tools to investors through workshops and exhibits. The Company’s subsidiary Wealth Expo provides revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

Payments received in advance of services provided, are recorded as deferred revenue. As of May 31, 2008, the deferred revenue was $1,419,221.

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
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company offers a broad range of services to its clients and its primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and www.mywallst.net. The Company also provides news wire and compliance services including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution to the same types of clients whom the Company provides Internet based media and advertising services. The Company started to offer a broad range of information on investing techniques and education tools to investors through workshops, exhibition sales, speaking presentation sales, collateral material sales and advertising sales.

However, the revenues generated, assets and net loss from two sources, i.e. news wire and compliance services, and investing techniques and education tools services, is less than 10% of the total revenue, total assets and total net loss, respectively. Hence, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one primary industry segment i.e. providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies.

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
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3     MARKETABLE SECURITIES

In most of the revenue contracts, the Company receives securities of client companies as payment in full for services rendered. The number of shares the Company receives is based on the contract and the value is determined based on the market price at the time of signing the agreement. The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

The Company sold marketable securities during the three months and nine months ended May 31, 2008 and recorded realized losses of $95,411 and $421,056 compared to the realized losses of $103,932 and $202,548 during the same periods ended as of May 31, 2007.

The Company reviews, on a quarterly basis or more frequently if warranted by circumstances, the carrying value of the marketable securities it receives from its customers for providing services. The Company records impairment expense each quarter when the market value of the securities received show a consistent decline over 90 to 180 days, and the carrying amount of the marketable securities exceeds its fair value by 50% or more, and is deemed not recoverable. As such, the Company records on a quarterly basis in its financial statements the impairment loss for the difference between the carrying amount of the marketable securities and their fair value. The Company recognized an impairment expense on the marketable securities of $697,266 and $3,028,716 during the three months and nine months periods ended May 31, 2008 compared to $681,044 and $3,605,865 during the same periods ended May 31, 2007, respectively.

To safeguard the Company with impairments of marketable securities, the Company has revised its contractual terms on its agreements with its clients which provides that, in the event during the term of the agreement, the share bid price declines by more than ten per cent (10%) of the share bid price on the date of execution of the agreement, the Client would agree to issue additional shares of their common stock to the Company in order to make up the deficiency caused by the reduction in the value of their stock.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3     MARKETABLE SECURITIES (CONTINUED)

Marketable securities classified as available for sale consisted of the following as of May 31, 2008:

Equity Securities Name and Symbol	Number of shares held at May 31, 2008	Cost	Market Value	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Axial Vector Engine Corp. (AXVC)	410,958	$287,671	$164,383	$-	$(123,287)	PK
Bio-Clean International, Inc. (BCLE)	2,500,000	261,000	250,000		(11,000)	PK
China YouTV Corp	1,400,000	134,500	68,600	-	(65,900)	BB
eWorld Companies, Inc. (EWRL)	11,667	28,000	37,333	9,333	-	PK
eWorld Companies, Inc. (EWRL) - for FFC	15,000,000	30,000	435,000	405,000	-	PK
EXOBOX Technologies (EXBX)	2,125,000	59,500	531,250	471,750	-	PK
FIMA, Inc (FIMA)	357,000	261,000	292,740	31,740	-	PK
Global 8 Environmental Technologies, Inc. (GBLE)	1,401,000	434,063	567,405	133,342	-	BB
Ifinix Corp. (INIX)	4,500,000	225,000	67,500		(157,500)	PK
International Food Products Group, Inc. (IFDG)	4,000,000	129,500	96,000	-	(33,500)	BB
Magplane Technology, Inc. (MAGP)	1,010,000	20,200	18,180	-	(2,020)	PK
Nexplore Corp. (NXPC)	200,000	250,000	190,000	-	(60,000)	PK
PSM Holdings, Inc. (PSMH)	157,895	142,106	142,106	-	-	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,062	62	-	BB
Sebastian River Holdings, Inc. (SBRH)	75,000	100,000	112,500	12,500	-	PK
Signature Devices, Inc. (SDVI)	3,880,000	39,480	58,200	18,720	-	PK
Sunrise Consulting Group (SNRS)	1,015,000,000	101,500	101,500	-	-	PK
VidShadow Inc. (VSHD)	147,052	217,165	367,630	150,465	-	PK
XTend Medical Corp. (XMDC)	1,250,000	25,000	25,000	-	-	PK
Others		122,408	244,620	123,568	(1,356)

		$3,118,092	$4,020,009	$1,356,481	$(454,563)

To safeguard the Company with impairments of marketable securities, the Company has revised its contractual terms on its agreements with its clients which provides that, in the event during the term of the agreement, the share bid price declines by more than ten per cent (10%) of the share bid price on the date of execution of the agreement, the Client would agree to issue additional shares of their common stock to the Company in order to make up the deficiency caused by the reduction in the value of their stock.

As of May 31, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2008 consist of the following:

Office and computer equipment	$191,653

Less accumulated depreciation:	(98,271)
$93,382

Depreciation expense for the three months and nine months periods ended May 31, 2008 was $15,024 and $38,938 compared to $9,384 and $27,167 for the same periods ended May 31, 2007, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5     OTHER ASSETS

Other assets as of May 31, 2008 comprise of the following:

Other Current Assets:
Rent deposit	$9,000
Prepaid expenses	243
Employee advances	1,100

Total Other Current Assets	$10,343

Other Assets:
Rent deposit	$28,521
Total Other Assets	$28,521

NOTE 6    DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $1,419,221 in deferred revenues at May 31, 2008 which will be recognized over the next nine (6) to twelve (12) months.

NOTE 7    ACCRUED EXPENSES

Accrued expenses consist of the following at May 31, 2008:

Accrued consulting fees	$631,404
Accrued interest	15,000
Accrued salaries and payroll taxes	653,134
$1,299,538

As per settlement agreement with the IRS, the Company has agreed to pay $120,000 towards the outstanding payroll taxes.
NOTE 8    LOAN FROM THIRD PARTY

On May 30, 2008, the Company received a short tem loan of $88,000 from a third party. The loan is unsecured, non-interest bearing and payable on demand.

NOTE 9    DUE TO OFFICERS

Due to officers consist of the following at May 31, 2008:

Accrued officer’s compensation	$512,610
Accrued consulting fees	30,149
Accrued interest	267,580
$810,339

The amount due to officers is unsecured, non interest-bearing and payable on demand. The Company recorded an expense of $276,563 and $276,563 for the nine months ended May 31, 2008 and 2007 for compensation and benefits provided to the Chief Executive Officer of the Company.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10    NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $2,250 and $6,750 in the accompanying financial statements for the three months and nine months periods ended May 31, 2008, respectively and $2,250 and $6,750 for the same periods ending May 31, 2007.

NOTE 11    RELATED PARTY TRANSACTIONS

In September, 2005, the Company executed a promissory note of $7,500 with an officer, unsecured, interest at 8% per annum and due on demand. As of May 31, 2008, the Company paid $9,600 to settle the payment of the promissory note in full, including accrued interest of $2,100 as of May 31, 2008.

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

The Company recorded an interest expense of $0 and $62,235 on the above notes to the officers for the three months and nine months ended May 31, 2008 compared to $45,150 and $135,450 for the same periods ended as of May 31, 2007, respectively.

NOTE 12     EQUITY TRANSACTIONS

Common Stock

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, Westcap Securities, Inc., a NASD member. The minimum subscription was $15,000 for each unit. Each unit consisted of 10,000 shares of Common Stock, par value $0.001 per share, 5,000 redeemable Class A1 Warrant and 5,000 redeemable Class A2 Warrant of the Company's common stock. Class A1 and A2 Warrants entitles the registered holder thereof to purchase, at any time until the September 1, 2007 and September 1, 2008 respectively, shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants. The exercise prices and the number of shares issuable upon the exercise of Warrants are subject to adjustment in certain circumstances.  The Company closed the private placement on February 23, 2007. During the year ended August 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under this private placement. Class A1 Warrants expired on August 31, 2007 and Class A2 Warrants expire on August 31, 2008, respectively. Class A2 warrant holders did not exercise any warrants during the nine months period ended May 31, 2008.

Through a private placement memorandum of My WallStreet dated March 20, 2007, MyWallStreet offered to sell to accredited investors 6,400,000 units at $0.25 per unit, with each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. As of May 31, 2008, the Company received $50,000 under this private placement and has not issued the 200,000 shares of Common Stock of My WallStreet, Inc. Class A warrant holders did not exercise their warrants as of May 31, 2008.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. As of May 31, 2008, the Company sold 14,846,831 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,386,178 which amounted to approximately 35% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On June 29, 2007, the Company entered into a Regulation S Distribution Agreement to sell up to $3,000,000 worth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The term of the Distribution Agreement expired on November 29, 2007. As of May 31, 2008, the Company has issued 906,080 shares of its common stock under Regulation S Distribution Agreement to the investors and received cash proceeds of $141,320 which amounted to approximately 33.5% of the total proceeds from the sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12     EQUITY TRANSACTIONS (CONTINUED)

Common Stock (continued)

On March 1, 2008, the Company entered into a consulting agreement with an investor relations firm to provide services for a period of three months ending May 31, 2008. The terms of the agreement provided for the Company to issue 100,000 shares of common stock valued at $17,000. The Company has not issued the 100,000 shares of common stock to the consultant as of May 31, 2008.

On April 1, 2008, the Company entered into a consulting agreement with an investor relations firm to provide marketing, promotional and investor relations services for a period of two months ending May 31, 2008. The terms of the agreement provided for the Company to issue 100,000 shares of common stock valued at $16,000. The Company has not issued the 100,000 shares of common stock to the consultant as of May 31, 2008.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at May 31, 2008:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2007	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at May 31, 2008

Class D Warrant	$2.25	01/25/2008	165,000	-	-	(165,000)	-
Class E Warrant	$3.75	01/25/2009	165,000	-	-	-	165,000
Class A2 Warrant	$3.50	09/01/2008	244,667	-	-	-	244,667
Class A - MWS	$1.00	03/20/2009	200,000	-	-	-	200,000
			774,667	-	-	(165,000)	609,667

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	774,667	$2.64	$-
Issued during the period	-	-
Expired	(165,000)	-
Exercised	-	-
Outstanding May 31, 2008	609,667	$2.75	$-

Following is a summary of the status of warrants outstanding at May 31, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$1.00 - $3.75	609,667	0.54	$2.75	609,667	$2.75

	774,667	0.54	$2.75	609,,667	$2.75

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

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	750,000	$1.05	$-
Granted	2,235,000	0.23	-
Exercised	-	-	-
Expired/forfeited	(750,000)	(1.05)	-
Outstanding May 31, 2008	2,235,000	$0.23	$-

Following is a summary of the status of stock options outstanding at May 31, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.30	2,235,000	9.56	$0.17	169,238	$0.23

	2,235,000	9.56	$0.17	600,000	$0.23

The Company issued 2,235,000 options to officers and a consultant at the exercise prices ranging from $0.10 to $0.30 with the fair value of the options valued at $0 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the nine months periods ended May 31, 2008 and May 31, 2007 was $42,588 and $0, respectively.

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

The number and weighted average exercise prices of stock Options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	-	$-	$-
Granted	2,990,000	0.30	-
Exercised	-	-	-
Expired/forfeited	(495,000)	0.30	-
Outstanding May 31, 2008	2,495,000	$0.30	$-

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of stock Options outstanding at May 31, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.30	2,495,000	9.56	$0.30	369,399	$0.30

	2,495,000	9.56	$0.30	369,399	$0.30

The Company issued 2,495,000 stock options to employees at the exercise prices of $0.30 with the fair value of the options of $612,509 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the nine months periods ended May 31, 2008 and May 31, 2007 was $98,048 and $0, respectively.

NOTE 13    BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of May 31, 2008, the Company did not have any potentially dilutive shares. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the nine months ended May 31, 2008	Net Income (Loss)	Shares	Per Share

Basic earnings per share:	$(1,462,923)	48,430,034	$(0.03)
Effect of dilutive securities*
Stock options
Warrants
Convertible Preferred Shares
Diluted earnings per share	$(1,462,923)	48,430,034	$(0.03)

For the nine months ended May 31, 2007	Net Income	Shares	Per Share

Basic earnings per share:	$(2,938,338)	26,748,484	$(0.11)
Effect of dilutive securities*
Stock options		-
Warrants		-
Diluted earnings per share	$(2,938,338)	26,748,484	$(0.11)

* As there is a loss, the securities are anti-dilutive. The basic and diluted earnings per share is the same for the nine months ended May 31, 2008 and 2007.

NOTE 14    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $2,100 for interest for the nine months periods ended May 31, 2008 compared to $0 for the same periods ended May 31, 2007. The Company paid $4,800 for income taxes for the nine months periods ended May 31, 2008 compared to $0 for the same periods ended May 31, 2007.  During the nine months period ended May 31, 2008, the Company issued 15,000,000 shares of common stock with fair value of $3 million to settle notes payable to an officer of $3,000,000.

NOTE 15    COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. The office facility in New York is leased on a month-to-month basis starting June 1, 2007. Rent expense under the operating lease for the three months and nine months ended May 31, 2008 was $90,834 and $328,043 compared to $100,622 and $266,937 for the same periods ended May 31, 2007, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending May 31,	Amount

2009	$313,067
2010	265,213
$578,280

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $43,125 and $121,875 in general and administrative expenses for the three months and nine months periods ended May 31, 2008 compared to $37,500 and $62,500 for the same periods ended May 31, 2007. The Company has future minimum salary commitments as follows:

Twelve months ending May 31,	Amount

2009	$183,281
2010	115,719
$299,000

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

NOTE 16     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $11,134,500 as of May 31, 2008 and has incurred net loss of $1,462,423 for the nine months ended May 31, 2008. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended May 31, 2008 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 17    SUBSEQUENT EVENTS

On June 18, 2008, the Company negotiated with the five (5) accredited investors who made a total investment of $50,000 under the private placement of MyWallStreet, Inc. dated March 20, 2007, and issued 200,000 shares of Common Stock in exchange for cancellation of 200,000 shares of MyWallStreet, Inc.’s common stock and Class A Warrants.

Subsequent to May 31, 2008, the Company received a cash consideration of $22,703 from sale of 138,792 shares of common stock under the June 28, 2007 private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company has issued 13,332 shares of its common stock as of July 14, 2008 and 125,460 common shares remain unissued as of date.

On June 27, 2008, the Company issued 200,000 shares of its common stock valued at $33,000 to two consultants for providing investor relations services during the period ended May 31, 2008.

As of July 14, 2008, the Company received cash consideration of $480,000 from the sale of 960,000 shares of common stock to accredited investors under the June 8, 2008 private placement. The Company has not issued the 960,000 shares of common stock as of July 14, 2008.

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

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded when the Company executes a contractual agreement with the client for a fixed fee, delivery of the services has occurred and collectibility of the fees is reasonably assured. The Company recorded revenues of $471,990 or 7.3% of its total revenues from the services provided by Financial Filing Corp. for the nine months ended May 31, 2008.

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

Results of Operations

The consolidated results of operations of the Company for the three months and nine months ended May 31, 2008  consisted of the operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., its wholly-owned subsidiary My WallStreet, Inc. and its wholly-owned subsidiary Wealth Expo Inc., compared to the consolidated results of operations of the Company, its wholly-owned subsidiary WallStreet Direct, Inc., its wholly-owned subsidiary Financial Filings Corp., and its wholly-owned subsidiary My WallStreet, Inc. for the same periods in 2007. The acquisition of WallStreet is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing entity. The historical financial statements to be presented will be those of WallStreet.

The Company reported a net income of $230,477 and a net loss of $1,462,423 for the three months and nine months ended May 31, 2008 compared to net losses of $274,915 and $2,938,338 for the same periods in 2007.

Revenues

Revenues for the three months and nine months periods ended May 31, 2008 were $2,395,587 and $6,443,227 compared to $2,124,318 and $5,293,097 for the same periods in 2007. Revenues increased by $271,269 (13%) and $1,150,130 (22%) during the three months and nine months ended May 31, 2008 when compared to the same periods in 2007 due to the Company’s expanded effort in marketing its Internet advertising and media services and gaining new clients.

Operating Expenses

Selling, general and administrative expenses (S,G&A) for the three months and nine months ended May 31, 2008 were $1,349,942 and $4,344,213 compared to $1,551,714 and $4,233,004 for the same period in 2007. S,G&A expenses decreased by $201,772 (13%) during the three months ended May 31, 2008 and increased by $111,209 (2.6%) during the nine months ended May 31, 2008 as compared to the same period in 2007, primarily due to overall reduction in payroll costs of sales and marketing personnel offset by the increase in administrative, sales and marketing costs due to Company’s expanded efforts in gaining new clients.

Impairment includes the write down of marketable securities and write-off of advances from third parties. Impairment for the three months and nine months ended May 31, 2008 was $697,266 and $3,028,716 compared to $681,044 and $3,605,865 for the same periods in 2007. Impairment expense was recorded because the market value of certain securities received by the Company as compensation for services declined more than 50% of their market value. The Company took a conservative approach of recording the increased impairment expense. The Company recorded an impairment of $25,000 in write-off of loans advanced to third parties during the nine months ended May 31, 2008, whereas, no such loans were impaired during the comparable periods in 2007. Depreciation expense for the three months and nine months ended May 31, 2008 was $15,024 and $38,938 compared to $9,384 and $27,167 for the same periods in 2007.

Interest expense for the three months and nine months ended May 31, 2008 was $2,667 and $67,927 compared to $52,246 and $149,422 for the same periods in 2007. Interest expense decreased during the three months and nine months period ended May 31, 2008 as compared to the same periods in 2007 due to the conversion of the $3.0 million promissory notes to equity on January 4, 2008. Realized loss on sale of marketable securities for the three months and nine months ended May 31, 2008 was $95,411 and $421,056 as compared to $103,932 and $202,548 for the same periods in 2007. The Company sold a significant number of non-performing marketable securities held in its possession during the three months ended May 31, 2008 compared to the same periods in 2007 and to better manage its portfolio as of May 31, 2008. Unrealized loss on marketable securities for the three months ended May 31, 2008 and 2007 was $1,042,372 and $1,000,904, respectively. Unrealized gain on marketable securities for the nine months ended May 31, 2008 was $525,008 compared to the unrealized loss of $894,437 for the same period in 2007. Unrealized gain or loss resulted due to the increase or decrease in market value of the marketable securities held at May 31, 2008 and May 31, 2007, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2008 were $36,678 compared to $443,470 at May 31, 2007. No assurance can be made that the Company will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements needed to implement its business strategies. The Company’s inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten the Company’s ability as a going concern.

As shown in the accompanying consolidated financial statements, the Company recorded a loss of $1,462,423 for the nine months ended May 31, 2008 compared to a loss of $2,938,338 for the same period in 2007. Although the Company’s current assets exceeded its current liabilities by $200,884 at May 31, 2008, and net cash used in operating activities for the nine months ended May 31, 2008 was $2,773,184. These factors and the Company’s ability to meet its debt obligations from current operations, and the need to raise additional capital to accomplish its objectives create a substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2008 was $2,773,184. The increase in net cash used in operating activities resulted due to an increase in receivables of $485,358, decrease in other current assets of $55,068, an increase in accounts payable of $207,535, an increase in accrued expenses and other liabilities of $291,420, and increase in deferred revenues of $207,703.

Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2008 was $1,110,537. The Company received $1,164,119 in cash proceeds from sale of marketable securities. The Company expended cash of $53,583 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2008 was $1,527,312 due to cash received from sale of common stock amounting to $1,446,812, payment of note payable to an officer of $7,500, and cash received from loan from third party of $88,000 as of May 31, 2008.

As a result of the above activities, the Company experienced a net decrease in cash of $135,335 for the nine months ended May 31, 2008. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from investors through the sale of its securities.

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

To safeguard the Company with impairments of marketable securities, the Company has revised its contractual terms on its agreements with its clients which provides that, in the event during the term of the agreement, the share bid price declines by more than ten per cent (10%) of the share bid price on the date of execution of the agreement, the Client would agree to issue additional shares of their common stock to the Company in order to make up the deficiency caused by the reduction in the value of their stock.

The Company reviews, on a quarterly basis or more frequently if warranted by circumstances, the carrying value of the marketable securities it receives from its customers for providing services. The Company records impairment expense each quarter when the market value of the securities received show a consistent decline over 90 to 180 days, and the carrying amount of the marketable securities exceeds its fair value by 50% or more, and is deemed not recoverable. As such, the Company records on a quarterly basis in its financial statements the impairment loss for the difference between the carrying amount of the marketable securities and their fair value.

Revenue Recognition

The Company’s primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services include audio and video production of senior management interviews, newsletters and editorials, small cap companies’ conferences and seminars, e-mail mailings and forums, media and advertising. These services are provided by the Company’s subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction for services provided.

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded when the performances of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

The Company provides a broad range of information on investing techniques and education tools to investors through workshops and exhibits. The Company’s subsidiary Wealth Expo provides revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectibility of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

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

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three months ended May 31, 2008, the Company sold 5,131,593 shares of restricted common stock to investors pursuant to an exemption from registration under Regulation S. The shares were sold to investors at a price ranging from $0.04 to $0.07 per share for total proceeds of $284,041 after issuing expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K – None

b)	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2008	Financial Media Group, Inc.

By: /s/ Albert Aimers
Albert Aimers
Chief Executive Officer