Form 10-K
period 2008-08-31
Financial Media Group, Inc.
filed 2008-12-12
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2008

Commission File Number 000-32923

(Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2355 Main Street, Suite 120, Irvine, California	92614	(949) 486-3990
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common equity held by non-affiliates as of February 29, 2008, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $6,573,263. For purposes of this computation, all officers, directors, and five percent (5%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent (5%) beneficial owners are, in fact, affiliates of the registrant.

As of December 8, 2008, there were 67,043,794 shares of registrant’s common stock outstanding.

FINANCIAL MEDIA GROUP, INC.

PART I

Item 1. Description of Business

This Annual Report on Form 10-K includes the accounts of Financial Media Group, Inc. (FMG) and its wholly and majority-owned subsidiaries, WallStreet Direct, Inc. (“WallStreet”), Digital WallStreet, Inc. (“Digital WallStreet”), Financial Filings Corp, (“Financial Filings”), My WallStreet, Inc. (“My WallStreet”) and The Wealth Expo Inc. (“The Wealth Expo”), collectively “we”, us” or the "Company".

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OVERVIEW

We are a full service financial media company focused on developing tools and applications that enable the retail investment community to collaborate directly with publicly traded companies. We provide Internet based media and advertising services through our network of financial websites. We provide a full array of customized investor awareness programs including executive interviews; press releases; display and text advertising, e-mail marketing, and promotion across our network of websites.

Our original content is distributed through our Web properties including http://www.wallst.net (“WallSt”), http://my.wallst.net (“MyWallSt”), and http://tv.wallst.net (“WallStTV”). Our flagship, advertising-supported Web property, WallSt, was launched in 2003, and offers free access to breaking news, financial research tools, videos, and original editorial content including our library of more than 4,000 audio interviews with executives from public and private companies. MyWallSt, launched in January 2007, is a financial social network with community stock ratings, personal profile pages, blogs, message boards, and a proprietary trading simulator that allows members to compete against each other for weekly cash and prizes. WallStTV was launched in May 2008 and offers free access to our original video programming including the 3-Minute Press Show, Sweet Picks, the Analyst’s Review, and WallSt.net News Magazine (“WSNM”). WSNM is also distributed through television as a paid advertisement on the Fox Business Network. More than 15 episodes of WSNM have aired since March 2008. Our half-hour television program at Fox Business Network is also syndicated on our Web properties, allowing visitors to watch the show on the Web as well as on television. Revenue from the television program is derived from the sale of interviews to paid clients, and the sale of segments of the show where our clients’ press releases are summarized. We incur production costs related to booking talent, renting studio time, and members of our production crew.

In addition to our online brands, we own and operate The Wealth Expo, a line of investment conferences that we acquired in January 2007. Wealth Expo seminars are typically held at large convention centers in large cities throughout the United States, and feature high-profile keynote speakers, exhibition booths, and educational seminars.

Our wholly-owned subsidiary Financial Filings Corp. (“Financial Filings”), was launched in March 2006. Financial Filings provides news distribution and electronic document conversion (EDGAR) services to public companies.

We plan to continue to enhance the WallSt.net brand through continued organic growth and capitalizing on growth-oriented acquisition opportunities as they arise.

CORPORATE HISTORY

We were incorporated in Nevada in 1984 as Southern Development Company, Inc. In December 1994, we merged with Integrated Communications Access Network, Inc. In March 1996, we were renamed Southern Development Company, Inc., and in September 1998, we changed our name to EssxSport Corp. From September 1998 until August 31, 2004, we were primarily engaged in the manufacture and distribution of athletic equipment, primarily for pole vaulting and other track and field activities. Effective August 31, 2004, we sold, transferred, and delivered all of our assets relating to our pole vault and sports business to our former President and director, and subsequently changed our name to Giant Jr. Investments Corp.

On June 30, 2004, we filed with the Securities and Exchange Commission ("SEC") to become a business development company ("BDC") under the 1940 Act and on September 1, 2004, we began our BDC operations. On June 1, 2005, we terminated our BDC status and on August 1, 2005, our shareholders approved an amendment to the Articles of Incorporation changing our name to “Financial Media Group, Inc.”

On January 6, 2006, we acquired 100% of the equity of WallStreet in exchange for 19,998,707 shares or 82% of the issued and outstanding shares of our common stock at the time of the acquisition.  In connection with the reverse merger, we changed our fiscal year end to August 31.

On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. On December 11, 2006, the payment due date of the promissory note due January 31, 2007 was extended to January 31, 2010. WallStreet is a full service financial media company focused on developing tools and applications that enable the retail investors to collaborate directly with publicly traded companies. WallStreet provides internet based media and advertising services through its network of Web sites.

On February 10, 2006, we established Financial Filings as a wholly-owned subsidiary. Financial Filings is a provider of news wire and compliance services to small and mid-sized publicly traded companies worldwide. Customer acquisitions are initially facilitated by WallStreet which provides media and advertising services to hundreds of publicly traded companies, many of which are seeking Financial Filings’ services, including the preparation review of registration statements, electronic filings for SEC documents (EDGAR), preparation of proxy materials, and news distribution.

On June 13, 2006, we established a wholly owned subsidiary, My WallStreet, Inc. and launched in January 2007, http://my.wallst.net is an online community for investors. The website offers free membership and provides social networking applications including messaging, blogs, message boards, video and audio uploads, and personal profile pages. In addition, members of MyWallSt can participate in the “Rookie Challenge,” a proprietary virtual stock trading simulator that allows members to compete against each other for a weekly cash prize. Members can also communicate with another, rate individual stocks, post comments on individual stocks, and compile their own Watchlist of stocks, which can be viewed and commented on by other members of the online community. Unlike other social network services, MyWallSt members have one interest in common: they want to become better investors. MyWallSt also provides a venue for investors to interact with public company executives, many of which have profiles on the website.

In January 2007, we acquired the trade name “The Wealth Expo” and formed a wholly-owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo is designed to provide a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States. Exhibitors at the Wealth Expo include public and private companies, franchises, financial newsletter publishers, investor education providers, and real estate companies. The Wealth Expo provides us several new revenue streams through exhibition sales, speaking presentation sales, collateral material sales, and advertising sales. Since its inception, The Wealth Expo has attracted hundreds of exhibitors and thousands of attendees from around the world.

BUSINESS STRATEGY

We have established ourselves as specializing in financial news, tools and original, compelling content for the global investment community. WallStreet Direct’s flagship website, Wallst.net, features information on thousands of publicly traded companies through exclusive executive management interviews, original articles, financial tools, and community driven applications.

WallSt is an end-destination website for retail investors, investment professionals, and executives from around the world. Our Financial Filings Corp. subsidiary was initiated to leverage WallStreet Direct’s existing client base, by offering Edgarization services to small and mid-sized public companies. My WallStreet operates MyWallSt, a social networking Web site for investors and executives. The Web site’s membership is mostly comprised of individuals that either register to view content on WallSt, and executives that have participated in WallSt programming. We also have a subscription service that features content from a roster of more than 20 contributors with expertise in a variety of topics including equities, mutual funds, trading strategies, and foreign currency. Our subscription service was recently launched in June 2008 and costs $99.95 per-month, and our subscribers receive a daily e-mail newsletter with investment ideas from our team of contributors. We currently have minimal subscribers; however, we anticipate increasing our subscriber base as we continue to market and expand our products and services to the financial community.

WallSt’s original content is also distributed on television. Wall Street News Magazine (WSNM), a half-hour paid advertisement that has aired more than 15 episodes since March 2008. Each episode features interviews with public company executives and market strategists, as well as news reports that are recorded at the Nasdaq Marketsite.  Our half-hour television program at Fox Business Network is also syndicated on our Web properties, allowing visitors to watch the show on the Web as well as on television.

Market

Regulation Fair Disclosure and The Sarbanes Oxley Act have changed the landscape of investor relations dramatically, forcing companies to re-evaluate the methods they use to communicate with investors. These regulations have also put the spotlight on web-based disclosure and have turned web casting and web sites into mission-critical applications. In the wake of these regulatory changes, investors are looking to get more of their information directly from the company.

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

Many companies have fewer sell-side analysts covering their stock. Since most investors use some formal analysis to make investment decisions, sell-side coverage is valuable for attracting investors who might not otherwise find an emerging company on their radar screen. The staff reductions at Wall Street securities firms in the last few years have resulted in thinner coverage by sell-side analysts and brokers, opening the way for companies to use the internet to communicate directly with investors and the media. Gone are the days when a company can rely exclusively on their sell-side analysts to deliver their message to the buy side. In this new environment, companies need to find ways to communicate directly to investors. Web-based communications can play an important role in providing tools for companies to reach buy side investors with a company’s message.

Competition

Generally, competitive factors within the investor awareness market include the range and depth of financial tools and dimensions of email offerings, the quality of web site content, and the reliability of reference information provided in connection with the sundry active campaigns. We are aware of several companies which are much larger and have greater name recognition, that provide some level of investor awareness in similar delivery formats. However, we believe that: (i) the depth and quality of our information, (ii) the assortment of our financial tools, (iii) and our network of websites, provide us with a competitive advantage compared to other investor awareness providers.

Employees

As of December 1, 2008, we employed 22 full-time employees. Management consisted of five employees, sales and client management department consisted of six employees, editorial and development staff consisted of three employees, technology department consisted of five employees, and administration staff consisted of three employees.

Item 1A. Risk Factors

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,849,462 and $5,937,675 for the years ended August 31, 2008 and 2007, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated November 18, 2008, our independent auditors stated that our financial statements for the year ended August 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

Our business strategy envisions a period of rapid growth that may put a strain on its administrative, operational resources and funding requirements. Our ability to effectively manage growth will require them to continue to expand the capabilities of its operational and management systems and to attract, train, manage and retain qualified editors, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If the Company is unable to successfully manage growth, its business, prospects, financial condition, and results of operations could be adversely affected.

WE OPERATE WITHIN A HIGHLY COMPETITIVE AND COMPLEX MARKET THAT IS DIRECTLY OR INDIRECTLY AFFECTED BY MARKET RISKS AND REGULATIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Financial media is extremely competitive and fragmented industry. The industry can be significantly affected by many factors, including changes in local, regional, and national economic conditions, changes in consumer preferences, brand name recognition, marketing and the development of new and competing financial media companies. We expect that existing businesses that compete with us and have greater financial resources than us will be able to undertake more extensive marketing campaigns and more aggressive advertising sales policies than us, thereby generating more attention to their companies and websites. These competitive pressures could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR DEPENDENCE ON THE CONTINUED GROWTH IN THE USE OF THE WEB, PARTICULARLY FOR FINANCIAL NEWS AND INFORMATION, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our business depends on consumers continuing to increase their use of the web for obtaining news and financial information as well as for conducting commercial transactions. The rapid growth and use of the Internet is a recent phenomenon. As a result this acceptance and use may not continue to develop at historical rates. Web usage may be inhibited for a number of reasons, such as - Inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service.

If web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web site, could grow more slowly or decline, which could adversely affect our results of operations.

IF WE ARE UNABLE TO ESTALISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO ATTRACT USERS, ADVERTISERS AND CONTENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We depend on establishing and maintaining distribution relationships with high-traffic web sites for a significant portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these web sites, they themselves may not attract significant numbers of users. Therefore, our web site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships.

Occasionally we enter into agreements with advertisers, content providers or other high traffic web sites that require us to exclusively feature these parties in certain sections of our web site. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements, or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our web site.

DIFFICULTY ACCOMMODATING INCREASES IN THE NUMBER OF USERS OF OUR SERVICES AND INTERNET SERVICE PROBLEMS OUTSIDE OF OUR CONTROL ULTIMATELY COULD RESULT IN THE REDUCTION OF USERS OF OUR WEB SITE.

In the past, our Web site has experienced significant increases in traffic when there is noteworthy business or financial news stories. In addition, the number of our users has continued to increase over time as we are seeking to further increases in our user base. Therefore, our Web site must accommodate a high volume of traffic and deliver frequently updated information. Our Web site has in the past, and may in the future experience slower response times or other problems for a variety of reasons.

Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our Web site. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web site as not functioning properly, and therefore cause them to use other methods to obtain their business and financial news and other information.

IF WE DO NOT DEVELOP NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF USERS.

We believe that our Web site will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain its current users and attract new users. If we introduce a service that is not favorably received, the current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on its Web site to correct these errors. Our business could be adversely affected if it experiences difficulties in introducing new services or if users do not accept these new services.

THERE IS INTENSE COMPETITION FOR OUR WEB-BASED BUSINESS AND FINANCIAL CONTENT AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

Many web sites compete for consumers' and advertisers' attention and spending, particularly in the business and financial information and news area. We expect this competition to continue to increase. We compete for investor relation campaign, advertisers, users, and content providers with many types of companies, including:

•	Publishers and distributors of traditional media (television, radio and print), such as The WallStreet Journal, CNN and CNBC;
•	general purpose consumer online services such as America Online and Microsoft Network;
•	online services or web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and
•	web retrieval and other web "portal" companies, such as Excite, Infoseek, Lycos, and Yahoo!

Increased competition could result in price reductions, reduced margins, or loss of market share, any of which would adversely affect our business.

THE DIMINUTION OR LOSS, MISAAPROPRIATION OR LEGAL CLAIMS ON THE BRAND NAME "WALLST.NET" WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

We are highly dependent on our brand name "Wallst.net" for the success of our venture. We believe the diminution or loss, misappropriation of our existing proprietary rights or claims of infringement or legal actions related to intellectual property of "Wallst.net" brand name, or any other negative market or industry perception arising from these, would have a material adverse effect on our business.

We currently rely on contractual rights, copyrights, trademarks, and trade secrets to protect our intellectual property rights. We do not hold any patents. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technologies.

We hold the Internet domain name www.wallst.net. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

WE COULD FACE LIABILITY FOR THE INFORMATION DISPLAYED ON OUR WEB SITE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We may be subjected to claims for defamation, negligence, and copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from its Web site through links to other web sites. Defending such claims could be costly and could distract management from concentrating on other aspects of our business, which could adversely affect our financial condition and results of operations.

A SIGNIFICANT PORTION OF OUR REVENUE AND EARNINGS CONSIST OF SECURITIES THAT ARE NOT FREELY TRANSFERABLE, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION.

We accept the major, and sometimes the entire, portion of our fee for our services in the form of shares of our clients’ common stock which are “restricted securities” as that term is defined in Rule 144 under the Securities Act and are not freely transferable without registration or an exemption from registration. We accept this as a form of payment because our clients are usually “small-cap” publicly held companies that do not otherwise have the cash to pay for the services that we provide.  The market for these securities is sometimes volatile and at other times there may only be a limited trading volume. Therefore, we may be unable to sell or distribute such securities at the times we would like if at all, which could adversely affect our financial condition.

A SIGNIFICANT PORTION OF OUR ASSETS CONSISTS OF STOCK ISSUED BY SMALL, UNPROVEN ISSUERS, WHICH STOCK MAY PROVE TO BE OF LIMITED OR NO VALUE.

Many of our clients are primarily “small-cap” public companies and are subject to all of the risks of small businesses. They frequently depend on the management talents and efforts of one person or a small group of persons for their success, and the death, disability or resignation of one or more of these persons could have a material adverse impact on our clients and their ability to grow. In addition, small businesses often have narrower product lines and smaller market shares than their competition. Such companies may also experience substantial variations in operating results. These companies may be more vulnerable to customer preferences, market conditions or economic downturns. Because of these factors, most of which are beyond our control, we cannot assure you that the securities we receive will have any value when we are able to dispose of them.

VALUATION OF OUR MARKETABLE SECURITIES MAY BE SUBJECT TO MATERIAL IMPAIRMENTS WHICH REDUCE THEIR VALUE AND AFFECT OUR FINANCIAL STATEMENTS.

Marketable securities are classified as trading securities, which are carried at their fair value based upon quoted market prices of those securities at the end of each of our quarters. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. The marketable securities that we hold are traded on the Pink Sheets and the OTCBB. The market price for these securities is subject to wide fluctuations from period to period, which may cause fluctuations in our net income.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSR. AIMERS OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT SKILLED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued services of Mr. Albert Aimers, our Chief Executive Officer and Chairman of the Board of Directors. We do not maintain key-man insurance on the life of Mr. Aimers. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified skilled personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our future success also depends on the continuing ability to retain and attract highly qualified technical, editorial, and managerial personnel. We anticipate that the number of employees will increase in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and there can be no assurance that we will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

OUR OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our officers and directors, in the aggregate, beneficially own approximately 45.9% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

-	election of our board of directors;
-	removal of any of our directors;
-	amendment of our certificate of incorporation or bylaws; and
-	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to Our Common Stock:

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. Properties

Corporate Offices

Our corporate offices consist of 11,531 sq. feet of office space in Irvine, California. We have a four year lease expiring on February 28, 2010 at a monthly rental of $24,791. We lease an office space in New York, New York from a third party under an agreement to pay a monthly rental of $6,150. The lease arrangement expired on October 31, 2008 and we are currently leasing the office space on a month-to-month lease. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Intellectual Property, Proprietary Rights and Domain Names

We own the domain names www.wallst.net, www.18004wallst.com, www.financialfilings.com, www.mywallst.net, www.wealthexpo.net as well as the phone number 1-800-4WALLST. We believe our ownership of these domain names gives us adequate protection over them and we intend to keep them in our possession.

Other intellectual property is protected through a combination of trademark law, trade secret protection, and confidentiality agreements with our employees, customers, independent contractors, agents, and vendors. We pursue the registration of our domain names, trademarks, and service market in the United States. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which we provide services and products are made available online. We create some of our own content and obtain the balance of our content from third parties. It is possible that it could become subject to infringement actions based upon the content obtained by third parties. In addition, others may use this content and we may be subject to claims from our licensors. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the future. We have entered into confidentiality agreements with our employees and independent consultants and have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others from who we licenses content. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate the trademarks, service marks, and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against us. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of Internet law.

Item 3. Legal Proceedings

Except as disclosed below, there are no legal proceedings to which we are a party or to which any of our property is subject, and to the best of our knowledge, no such actions against us is contemplated or threatened.

U.S. Farms, Inc. vs. WallStreet Direct, Inc.

On June 5, 2008, U.S. Farms, Inc. filed a complaint in the Superior Court of the State of California in and for the county of San Diego, against WallStreet Direct, Inc., claiming that that WallStreet Direct made false representations and concealed material facts susceptible of knowledge, made with knowledge of their falsity or without knowledge on the subject to warrant a representation, and with the intent to induce U.S. Farms to act on it. Based on these alleged false representations and concealment of facts, U.S. Farms issued 2.5 million shares of its common stock to WallStreet Direct. U.S. Farms requested a temporary restraining order, preliminary injunction and permanent injunction for the return of 2.5 million shares of its common stock, general damages, exemplary or punitive damages, cost of suit and attorney fees. We have denied all of the claims and plans to vigorously contest the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "FNGP.” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the Over-the-Counter Bulletin Board. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2007	High Bid	Low Bid

Quarter Ending November 30, 2006	$2.80	$1.91
Quarter Ending February 28, 2007	$2.54	$1.22
Quarter Ending May 31, 2007	$1.70	$0.52
Quarter Ending August 31, 2007	$0.50	$0.36

Fiscal Year Ending August 31, 2008	High Bid	Low Bid

Quarter Ending November 30, 2007	$0.51	$0.30
Quarter Ending February 29, 2008	$0.48	$0.18
Quarter Ending May 31, 2008	$0.70	$0.15
Quarter Ending August 31, 2008	$0.89	$0.62

Holders

On December 9, 2008 the closing "bid" price for our common stock on the Over-the-Counter Bulletin Board was $0.07 per share. On December 9, 2008, there were 722 shareholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

Between June 1, 2008 and August 31, 2008, we sold 300,778 shares of our common stock pursuant to exemptions from registration provided by Regulation S of the Securities Act of 1933, at prices between $0.50 and $0.72 per share. The Company received a total cash consideration of $48,174 from sale of such shares after giving a discount of approximately 75% from the bid prices.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing, and the other applies to re-sales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing. An offer, sale or re-sale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

We complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On June 17, 2008 and August 26, 2008, we sold 7 Units and 28 Units, respectively, to an investor for total cash consideration of $620,000. Each Unit consisted of 40,000 shares of common stock, 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The Class A Warrants, Class B Warrants and Class C Warrants entitle the holder to purchase, at any time until the 9-month, 12-month and 18-month anniversaries of the date of purchase of shares, respectively, at exercise prices of $0.75, $1.50 and $3.00, respectively, subject to adjustment. All of the Warrants are redeemable by us, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing on the earlier of (i) an effective date of a registration statement registering the common stock underlying the Warrants for resale, or (ii) 12 months after the date of issuance of the Warrants, provided that the market price per share of our common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 18, 2008, we issued 200,000 shares of common stock in exchange for cancellation of 200,000 shares of MyWallStreet, Inc.’s common stock and Class A Warrants. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On June 17, 2008, we issued 200,000 shares of common stock to two consultants for services performed pursuant to a consulting agreement. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On July 16, 2008, we issued to a vendor 40,000 shares of common stock in full settlement of our debt to the vendor. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Overview

Our current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its financial Web site www.wallst.net, Advertising on WallSt.net consists of continuous or rotating client profiles on various Web pages within WallSt.net. Delivery of these profiles is based on a certain number of impressions on WallSt.net depending on our client agreements. An impression is defined as a single instance of an advertisement being displayed. WallStreet also provides E-mail services to its clients, which are mailings sent to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be purchased on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee basis in which the client receives access to a fixed number of transmittals per-month. We record the revenue on the fixed-fee basis pro-rated over the term of the client agreement.

We established our Financial Filings Corp. subsidiary to leverage WallStreet Direct, Inc.’s existing client base, by offering Edgarization services to small and mid-sized public companies. Financial Filings is a provider of news wire and compliance services to small and mid-sized publicly traded companies worldwide including preparation of registration statements, electronic filings for SEC documents (EDGAR), preparation of proxy materials, and news distribution in more than 30 languages to media outlets in more than 135 countries.

In January 2007, we acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo is designed to provide a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States. Exhibitors at the Wealth Expo include public and private companies, franchises, financial newsletter publishers, investor education providers, and real estate companies. The Wealth Expo provides us several new revenue streams through exhibition sales, speaking presentation sales, collateral material sales, and advertising sales. Since its inception, The Wealth Expo has attracted hundreds of exhibitors and thousands of attendees from around the world.

WallStTV was launched in May 2008 and offers free access to our original video programming including the 3-Minute Press Show, Sweet Picks, the Analyst’s Review, and WSNM. WSNM is also distributed through television via as a paid advertisement on the Fox Business Network. More than 15 episodes of WSNM have aired since March 2008. Our half-hour television program at Fox Business Network is also syndicated on our Web properties, allowing visitors to watch the show on the Web as well as on television. Revenue from the television program is derived from the sale of interviews to paid clients, and the sale of segments of the show where our clients’ press releases are summarized. We incur production costs related to booking talent, renting studio time, and members of our production crew.

Results of Operations

Our consolidated results of operations for the twelve months ended August 31, 2008 include our wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings, Corp., its wholly-owned subsidiary My WallStreet, Inc., and its wholly-owned subsidiary The Wealth Expo Inc.

Our consolidated results of operations for the twelve months ended August 31, 2007 include our wholly-owned subsidiary WallStreet, its wholly-owned subsidiary Financial Filings, Corp., its wholly-owned subsidiary My WallStreet, Inc., and its wholly-owned subsidiary The Wealth Expo Inc. from the date of incorporation of June 12, 2007 to August 31, 2007.

We reported a net loss of $2,849,462 for the twelve months ended August 31, 2008 compared to a loss of $5,937,675 for the same period ended August 31, 2007. The reduction in loss was principally attributable to the reduced valuation of market securities in our portfolio and reduction in selling, general & administrative expenses, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the twelve months period ended August 31, 2008 were $7,795,924 compared to $7,090,042 for the same period in 2007. Revenues increased by $705,882 (10%) during the twelve months period due to our expanded effort in marketing our services and gaining new clients.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the twelve months period ended August 31, 2008 were $6,073,190 compared to $6,870,888 for the same period in 2007. S,G&A expenses decreased by $797,698 (12%) during the twelve month period ended August 31, 2008 as compared to the same period in 2007, primarily due to reduction in payroll costs, right sizing the costs associated with our new office in New York City, reduction in administrative, sales and marketing personnel and reduction in legal costs.

Impairment of marketable securities for the twelve months period ended August 31, 2008 was $4,119,303 compared to $5,595,929 for the same period ended in 2007. Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this new policy further helped us reduce our impairment expense during the year ended August 31, 2008.

Depreciation expense for the twelve month period ended August 31, 2007 was $49,753 compared to $36,963 for the same period in 2007.

Interest expense for the twelve months period ended August 31, 2008 was $72,973 compared to $199,844 for the same period in 2007. Interest expense decreased by $126,871 (64%) primarily because we converted the $3,000,000 promissory notes due to an officer into 15,000,000 shares of common stock in January 2008. Interest is charged on the $3,000,000 promissory notes we executed in January 2005 due and payable in January 2010.

Realized loss on sale of marketable securities for the twelve months period ended August 31, 2008 was $325,377 compared to $318,400 for the same period in 2007. We sold non-performing marketable securities held in our possession and realized losses on their sale to better manage our portfolio. Unrealized loss for the year ended August 31, 2008 was $63,880 compared to unrealized loss of $255,682 for the same period in 2007. Unrealized loss resulted due to the decrease in market value of the marketable securities held at August 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $73,312 at August 31, 2008. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,849,462 for the twelve months period ended August 31, 2008 compared to loss of $5,937,675 for the same period in 2007. Our current liabilities exceeded our current assets by $954,454 at August 31, 2008 and net cash used in operating activities for the twelve months ended August 31, 2008 was $3,617,432. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more.  We anticipate that we will need an additional $2,000,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

-	curtail operations significantly;
-	sell significant assets;
-	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or
-	explore other strategic alternatives including a merger or sale of our company.

We have been able to meet our obligations through liquidation of our “Market Securities” portfolio; however, we have missed opportunities to maximize our value, due to the untimely demands for cash not matching with the highest market value. The components of the current liabilities specifically the “Deferred Revenue” classification, reflects a more informative view. As we enter into sundry contracts for services with our customers, contractually the revenue is earned upon execution of the agreement. We are in compliance with GAAP and amortize this revenue stream over the life of the contract, resulting in a non-cash reduction of this liability.

Operating Activities

Net cash used in operating activities for the twelve months period ended August 31, 2008 was $3,617,432 resulted due to an increase in receivables of $370,754, decrease in other current assets and deposits of $57,468, increase in accounts payable of $287,387, increase in accrued expenses and other liabilities of $358,911, and increase in deferred revenues of $340,258.
Investing Activities

Net cash provided by investing activities for the twelve months period ended August 31, 2008 was $1,444,246. We received $1,497,829 in net cash proceeds from sale and purchase of marketable securities, and expended cash of $53,583 for purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months period ended August 31, 2008 was $2,107,465 due to cash received from sale of securities amounting to $2,114,965 and payment of note payable to an officer of $7,500.

As a result of the above activities, we experienced a net decrease in cash of $98,701 for the twelve months period ended August 31, 2008. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors through the sale of our securities.

Application of Critical Accounting Policies

Marketable Securities and Impairments

Our investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively.

We review, on a quarterly basis or more frequently if warranted by circumstances, the carrying value of the marketable securities we receive from our customers for providing services. We record impairment expense each quarter when the market value of the securities received show a consistent decline over 90 to 180 days, and the carrying amount of the marketable securities exceeds its fair value by 50% or more, and is deemed not recoverable. As such, we record on a quarterly basis in our financial statements the impairment loss for the difference between the carrying amount of the marketable securities and their fair value.

At the end of each quarter, we evaluate the marketable securities that show a consistent decline in market value than the cost over a period of 90 to 180 days for any possible impairment. We evaluate various factors relating to the securities one of which is the length of the time and the extent to which the market value has been less than cost. Our accounting policy is consistent with SFAS 115 and SAB Topic 5M, whereby we record impairment expense each quarter when the market value of the securities show a consistent decline over 90 to 180 days, and the cost of the marketable securities exceeds its fair value by a material amount (50% or more), and is deemed not recoverable. In those instances where impairment charges have been taken, the cost of the marketable securities on a quarterly basis is brought down to the market value of securities in our financial statements. The marketable securities are written down to zero only if the marketable securities are either de-listed or not traded. However, after an impairment for certain securities is recorded in a period, further impairment is recorded if the fair value of the securities in future period falls substantially (more than 50%) below the cost (after impairment adjustment) and if the decline in market value is consistent for a period of time. Accordingly, after the first impairment, we may record an unrealized loss for some period till we are convinced that there is further impairment in the marketable securities.

Revenue Recognition

We record revenues on the basis of services provided to our client for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, we receive from our clients cash and/or securities, as compensation for providing such services.

Our primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services include audio and video production of senior management interviews, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. These services are provided by our subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we performed the contracted services, and collectibility of the fees has occurred when we receive cash and/or marketable securities in satisfaction for services provided.

We provide news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by our subsidiary Financial Filings Corp. Revenues are recognized and recorded when the performances of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we completed the performed the contracted services, and collectibility of the fees has occurred when we receive cash and/or marketable securities in satisfaction of services provided.

We provide a broad range of information on investing techniques and education tools to investors through workshops and exhibits. Our subsidiary, The Wealth Expo, provides us revenue streams through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the performance of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we completed the performed the contracted services, and collectibility of the fees has occurred when we receive cash and/or marketable securities in satisfaction of services provided.

Payments received in advance of services provided, are recorded as deferred revenue.

Stock-Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Issuance of Shares for Service

We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We not believe this pronouncement will impact our financial statements.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Financial statements are filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of April 30, 2008. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2008.

The effectiveness of our internal control over financial reporting as of August 31, 2008 has not been audited by Kabani & Company, Inc., an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	POSITIONS HELD
Albert Aimers	45	Chairman of the Board and Chief Executive Officer
Manu Ohri	53	Chief Financial Officer and Director
Tyson Le	27	Secretary
Nick Iyer	30	Director
Tom Hemingway	51	Director

Albert Aimers, Chief Executive Officer and Chairman of the Board of Directors

Albert Aimers was elected Chairman of the Board and Chief Executive Officer in January 2006. From 2003-2006, Mr. Aimers was President and CEO of Digital WallStreet, Inc. and the founder of Wallst.net and Financial Publishing company. From 1999-2003, Mr. Aimers was Chairman and one of the founders of iLive Inc (LIVE), a streaming media company. Mr. Aimers has been in the financial industry for over 15 years specializing in such areas as Merchant and Investment Banking, Mergers and Acquisitions, Investor Awareness and Investor Relations and Financial and Media Relations and Strategic Investor. Mr. Aimers was a former Board member of Envoy Communications (ECGI-NASDAQ). Mr. Aimers attended University of Guelph Ont (B.Sc) and also Wilfred Lauier University (Business) BBA.

Manu Ohri, Chief Financial Officer and Director

Manu Ohri was appointed as Executive Vice President, Finance & Chief Financial Officer in January 2007 and was appointed to serve as a Director on June 18, 2008. From August 2001 to December 2006, Mr. Ohri served as Director and Executive Vice President of Finance & Chief Financial Officer of Elephant Talk Communications, Inc., a telecommunications services provider. From December 1999 to September 2002, Mr. Ohri served as Director and Executive Vice President & Chief Financial Officer of The Hartcourt Companies, Inc., an investment holding company. From June 1999 to November 1999, Mr. Ohri served as the President and Chief Executive Officer of Pego Systems, Inc., an industrial air and gas equipment manufacturer’s representative organization, an affiliate of The Hartcourt Companies, Inc. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately held manufacturing company of upscale commercial and kitchen appliances. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a software development business. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Master’s Degree in Business Administration from University of Detroit in 1979 and Bachelor’s degree in Accounting from University of Delhi in India in 1975.

Tyson Le, Secretary

Tyson Le was appointed as Secretary in January 2006. Mr. Le joined us in March 2005 in the position of Controller. From March 2004 to December 2004, Mr. Le worked for United Parcel Service and designed back-end documentation to aid in supply chain management. From June 2002 to February 2004, Mr. Le worked for iNet Corporation in office administration. Mr. Le received his education at Orange Coast College in Costa Mesa, California.

Nick Iyer, Director

Nick Iyer became a director in January 2006. Mr. Iyer has been a director of WallStreet Direct, Inc. since January 2005. Prior to joining WSD in 2003, Mr. Iyer worked first as an editorial assistant, and later as a reporter at Newsday in Long Island, New York. He has published more than 150 articles and was selected by Newsday's senior editors to work on a combined Tribune Co. effort, titled "The Lost” which profiled the victims of the September 11, 2001 terrorist attacks. Mr. Iyer's work has been published in well-recognized and established print media such as Newsday, The Los Angeles Times, The Chicago Tribune, Encyclopedia.com, and by the National Institute of Literacy. He holds a Bachelor's Degree in English Literature from the State University of New York at Stony Brook.

Tom Hemingway, Director

Tom Hemingway became a director in November 2004. Mr. Hemingway is currently the Chairman and CEO of Redwood Investment Group, a position he has held since its inception in [year].  Since December 2006, Mr. Hemingway has been a Director of NextPhase Wireless, a next-generation connectivity company that specializes in delivering integrated Internet, voice and data communication solutions to its customers.  Between December 2006 and June 2008, Mr. Hemingway was the Chief Operating Officer of NextPhase Wireless.  Since June 2008, Mr. Hemingway has been the CEO and CFO of NextPhase Wireless.  Between 2004 and [month] 2006, Mr. Hemingway was the Chief Executive Officer and Chairman of Oxford Media Corp., a developer of electronic digital distribution technology. Mr. Hemingway has also served as CEO and Chairman of Esynch Corporation (1998 to 2003), a publicly traded company, and Chairman and CEO of Intermark Corporation (1995 to 1998), a software developer and publisher in the entertainment markets. Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems. In addition, Mr. Hemingway has been a consultant to several NASDAQ and privately held companies, including Smart House /LV, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Bioscience, and Smart OnLine. He has a Bachelor’s Degree from the State University of New York.

No family relationships exist between any of our executive officers or directors.

BOARD MEETINGS AND COMMITTEES

During the year ended August 31, 2008, the Board of Directors held four board meetings to conduct business. The Board also approved certain actions by unanimous written consent.

Audit Committee

In January 2006, the Board of Directors formed an Audit Committee. Currently Tom Hemmingway, an independent director, serves as the sole member of the Audit Committee. We are formulating and developing a formal written Audit Committee charter, however, the Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. Mr. Hemingway has been identified by the Board as the Audit Committee financial expert.

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended August 31, 2008 with the Board of Directors. The Audit Committee reviewed and discussed with representatives of Kabani & Company, Inc., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU §380). The Audit Committee has also received and reviewed the written disclosures and the letter from Kabani & Company, Inc. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with Kabani & Company, Inc. their independence. Based on the review and discussions referred to in this paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10–K for filing with the SEC.

Compensation and Stock Option Committee

In January 2006, the Board of Directors formed a Compensation and Stock Option Committee. Currently, Tom Hemingway and Albert Aimers serve as its members. The Compensation and Stock Option Committee is formulating and developing a written charter for its members describing their functions and responsibilities, and procedures for the consideration and determination of executive and director compensation. This committee currently recommends to the Board of Directors policies under which compensation will be paid or awarded to our directors, officers and certain other personnel. Among other things, the committee recommends to the Board of Directors the amount of compensation to be paid or awarded to our directors, officers and other personnel, including salary, bonuses, stock option grants, other cash or stock awards under any of our incentive compensation and stock option plans as in effect from time to time, retirement and other compensation.

Nominating Committee

We do not currently have a Nominating Committee. Our entire Board of Directors acts as the Nominating Committee and evaluates and recommends nominees for membership on our Board of Directors and its committees. Our Board of Directors is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending the director nominees for the next annual meeting of stockholders; (3) recommending director nominees for each committee of the Board; (4) recommending corporate governance principles; and (5) overseeing the annual evaluation of the Board and management. There is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a stockholder or otherwise.

The Board of Directors determines the required selection criteria and qualifications of director nominees based upon our needs at the time nominees are considered. In general, directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our stockholders. In addition to the foregoing considerations, the Board of Directors will consider criteria such as strength of character and leadership skills; general business acumen and experience; broad knowledge of the industry; age; number of other board seats; and willingness to commit the necessary time to ensure an active board whose members work well together and possess the collective knowledge and expertise required by the Board. The Board of Directors considers these same criteria for candidates regardless of whether the candidate was identified by the Board of Directors, by stockholders, or any other source.

The Board of Directors considers qualified candidates for possible nomination that are submitted by our stockholders. Stockholders wishing to make such a submission may do so by sending the following information to the Board of Directors c/o Chief Executive Officer at the address indicated on the Notice of Annual Meeting of Stockholders. Any recommendations submitted to the Chief Executive Officer should be in writing and should include whatever supporting material the stockholder considers appropriate in support of that recommendation, but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director of the Company, if elected. As permitted by SEC rules, stockholders who wish to submit a proposal or nominate a person as a candidate for election to our Board of Directors at an annual meeting must follow certain procedures. These procedures require that timely, written notice of such proposal or nomination be received by our Chief Executive Officer at our principal executive offices prior to the first anniversary of the preceding year’s annual meeting.

The Board of Directors conducts a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information provided, an indication of the candidate’s willingness to serve and other background information, business experience, and leadership skills, all to the extent available and deemed relevant by the Board of Directors. This information is evaluated against the criteria set forth above and the Company’s specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Board of Directors determines which candidate(s) to recommend to the Board to submit for election at the next stockholder meeting. The Board of Directors uses the same process for evaluating all candidates, regardless of the original source of the nomination.

Our goal is to seek to achieve a balance of knowledge and experience on our Board. To this end, we seek nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen, and the ability to think strategically. Although we use the criteria listed above as well as other criteria to evaluate potential nominees, we do not have a stated minimum criteria for nominees. The Board does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders. To date, we have not paid any third parties to assist us in finding director nominees.

Code of Ethics

We have adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2008, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending August 31, 2008 and 2007 exceeded $100,000

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Albert Aimers	2008	$295,000	$-	$-	$-		$-	$-	$77,083	(4)(5)	$372,083
President and CEO	2007	$295,000	$-	$-	$-		$-	$-	$101,600		$401,600

Javan Khazali	2008	$175,000	$-	$-	$25,368	(1)	$-	$-	$3,333	(4)	$203,701
Chief Operating Officer	2007	$175,000	$-	$-	$-		$-	$-	$-		$175,000

Manu Ohri	2008	$165,000	$-	$-	$40,916	(2)	$-	$-	$3,333	(4)	$209,249
Chief Financial Officer	2007	$100,000	$-	$-	$193,938	(3)	$-	$-	$-		$293,938

(1)
On December 20, 2007, we awarded Mr. Khazali an option to purchase 330,000 shares of our common stock at an exercise price of $0.30 per share under our 2007 Equity Incentive Plan, and an option to purchase 135,000 shares of our common stock at an exercise price of $0.30 per share under our 2007 Non-Qualified Stock Option Plan.

(2)
On December 20, 2007, we awarded Mr. Ohri an option to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share under our 2007 Equity Incentive Plan, and an option to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share under our 2007 Non-Qualified Stock Option Plan.

(3)
On January 26, 2007, we awarded Mr. Ohri an option to purchase 500,000 shares of our common stock at an exercise price of $1.25 per share under our 2007 Non-Qualified Stock Option Plan. This award was subsequently cancelled in December 2007.

(4)	Includes $3,333 earned as director fees for attending Board meetings during the period July 1, 2008 to August 31, 2008.
(5)	Includes $73,750 being our contribution towards pension plan.

Employment Agreements with Executive Officers

Albert Aimers

On July 19, 2003, Digital WallStreet entered into an employment agreement with Albert Aimers, its Chief Executive Officer to provide salary, bonuses, and other fringe benefits through December 31, 2006. Pursuant to the terms of the employment agreement, the annual base salary and benefits payable under the employment agreement for the twelve months period ended December 31, 2006 amounted to $368,750. The employment agreement has not been renewed subsequent to December 31, 2006; however, we continue to provide Mr. Aimers the same salary and fringe benefits pursuant to the terms of the expired employment agreement.

Manu Ohri

On January 26, 2007, we entered into an employment agreement with Manu Ohri to serve as Chief Financial Officer for a three year period. Mr. Ohri’s annual base salary is $150,000 for the twelve months period ended December 31, 2007, $172,500 for the year ended December 31, 2008 and $198,375 for the year ended December 31, 2009. In addition to the base salary, Mr. Ohri is entitled to receive bonuses as determined by the Board of Directors based upon our performance. In the event we are unable to pay Mr. Ohri the base compensation in cash, Mr. Ohri at his discretion and upon the consent and acceptance thereto by the President and Chief Executive Officer, may agree to receive restricted common shares for compensation earned, calculated at the closing price on the first trading day of the month of compensation earned, discounted by 50%.

In addition, we issued Mr. Ohri options to purchase 500,000 shares of our common stock at an exercise price of $1.25 per share under the 2007 Non-Qualified Stock Option Plan. 250,000 of such options vested and became exercisable on February 1, 2008 and the remaining 250,000 shall vest and become exercisable on February 1, 2009. On December 1, 2007, we and Mr. Ohri agreed to terminate the options. Subsequently, on December 20, 2007, we issued Mr. Ohri an option to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share under the 2007 Non-Qualified Stock Option Plan. One-third of such Options vested on December 20, 2007 and become exercisable. The remaining options shall vest in equal installments of 166,667 shares on each of December 20, 2008 and December 20, 2009.

Directors’ Compensation Policy

The Board of Directors approved the quarterly compensation of our directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each month of each fiscal quarter. The quarterly compensation to the Board members became effective July 1, 2008. We will also reimburse the Board members for their actual expenses in attending the Board meetings. The Board members did not receive any compensation during the year ended August 31, 2008.

Option/SAR Grants as of August 31, 2008

Name and Position	Number of Units

Manu Ohri, Chief Financial Officer	250,000
Javan Khazali, Chief Operating Officer (1)	465,000
Tyson Le, Secretary	200,000

Executives as a Group	915,000

Nick Iyer, Director	265,000

(1)	Mr. Khazali resigned as Chief Operating Officer subsequent to our fiscal year end.

Outstanding Equity Awards at August 31, 2008

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Manu Ohri, CFO (1)	111,111	388,889	-	$0.30	12/20/2017	-	-	-	-
Manu Ohri, CFO (2)	55,556	444,444			12/20/2017
Javan Khazali, COO (1)	30,000	105,000	-	$0.30	12/20/2017	-	-	-	-
Javan Khazali, COO (2)	73,333	256,667			12/20/2017
Nick Iyer (2)	58,889	206,111	-	$0.30	12/20/2017	-	-	-	-
Tyson Le (2)	44,444	155,556	-	$0.30	12/20/2017	-	-	-	-
TOTAL	373,333	1,306,667

(1)	Mr. Khazali resigned as Chief Operating Officer subsequent to our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 9, 2008.

-	by each person who is known by us to beneficially own more than 5% of our common stock;
-	by each of our officers and directors; and
-	by all of our officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (2)

Albert Aimers, Chairman and CEO	29,088,750	(3)	43.39%
Manu Ohri, CFO and Director	779,167	(4)	1.16%
Tyson Le, Secretary	61,111	(5)	*
Tom Hemingway, Director	100,000		*
Nick Iyer, Director	944,372	(6)	1.41%

Officers and Directors as a Group (5 individuals)	30,973,400	(7)	45.94%

* Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 9, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 67,043,794 shares issued and outstanding on December 9, 2008.
(3)	Shares are owned by AMC Capital Group, Inc., a corporation of which Mr. Aimers is an officer, director and shareholder.
(4)	Shares are owned by Anarjay Concepts, Inc., a corporation of which Mr. Ohri is an officer, director and a shareholder. Includes 229,167 shares issuable upon presently exercisable options.
(5)	Represents shares issuable upon presently exercisable options.
(6)	Includes 80,972 shares issuable upon presently exercisable options.
(7)	Includes 371,250 shares issuable upon presently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2007 Non-Qualified Stock Option Plan and the 2008 Non-Qualified Stock Option Plan, which were approved by the Board of Directors, and the 2007 Equity Incentive Plan approved by the Board of Directors and shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	2,235,000	$0.23	765,000
Equity compensation plan approved by security holders (2)	2,375,000	$0.30	4,625,000
Equity compensation plan approved by security holders (3)	-	-	2,000,000
Total	4,610,000		7,390,000

(1)
We established a non-qualified stock option plan pursuant to which options to acquire a maximum of 3,000,000 shares of our common stock were reserved for grant (the “2007 Non-Qualified Plan”).  As of August 31, 2008, included above in the 2007 Non-Qualified Plan are 635,000 shares issuable upon exercise of options granted to employees and directors, and 1,600,000 options granted to outside consultants for services rendered to our company.

(2)
We established an equity compensation plan pursuant to which options to acquire a maximum of 7,000,000 shares of our common stock were reserved for grant (the “2007 Equity Plan”).  As of August 31, 2008, included above in the 2007 Equity Plan are 2,375,000 shares issuable upon exercise of options granted to employees and directors.

(3)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 2,000,000 shares of our common stock were reserved for grant (the “2008 Non-Qualified Plan”). As of August 31, 2008, no options under the 2008 Non-Qualified Plan were issued or outstanding.

Item 13. Certain Relationships and Related Transactions; and Director Independence

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our previous auditors, for professional services rendered for the audit of our annual financial statements during the years ended August 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years, were $30,500 and $35,500, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended August 31, 2008 and 2007 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us for tax related work during the fiscal years ended August 31, 2008 and 2007.

All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended August 31, 2008 or 2007 for other services.

The Board of Directors and Audit Committee have considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.  The Audit Committee requires that prior to the engagement of our principal accountant to audit our financial statements or to perform other Audit Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Index

3.1	Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB-12G, filed with the Securities Exchange Commission on June 25, 2001 and incorporated herein by reference.

3.2	Certificate of Amendment, filed with the Nevada Secretary of State on May 21, 2004

3.3	Certificate of Amendment, filed with the Nevada Secretary of State on November 30, 2004

3.4	Certificate of Amendment, filed with the Nevada Secretary of State on September 9, 2005

3.5	Bylaws, filed as an exhibit to the Registration Statement on Form 10SB-12G, filed with the Securities Exchange Commission on June 25, 2001 and incorporated herein by reference.

3.6	Plan and Agreement of Reorganization, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities Exchange Commission on September 23, 2005 and incorporated herein by reference.

3.7
Amendments to Plan and Agreement of Reorganization, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities Exchange Commission on January 12, 2006 and incorporated herein by reference.

10.1	Employment Agreement, dated as of July 19, 2003, by and between Digital WallStreet, Inc. and Albert Aimers

10.2	Employment Agreement dated as of January 27, 2007, by and between Financial Media Group, Inc. and Manu Ohri

10.3
2007 Nonqualified Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Securities Exchange Commission on January 19, 2007 and incorporated herein by reference.

10.4	2007 Equity Incentive Plan, filed as an exhibit to the Annual Report on Form 10-KSB, filed with the Securities Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.5	2008 Nonqualified Stock Option Plan

14.1	Code of Ethics

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FINANCIAL MEDIA GROUP, INC.

Date: December 12, 2008	By: /s/ ALBERT AIMERS
Albert Aimers
Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2008	By: /s/ MANU OHRI
Manu Ohri
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALBERT AIMERS Albert Aimers	Chairman of the Board	December 12, 2008

/s/ MANU OHRI Manu Ohri	Chief Financial Officer, Director	December 12, 2008

/s/ NICK IYER Nick Iyer	Director	December 12, 2008

TOM HEMINGWAY Tom Hemingway	Director	December 12, 2008

FINANCIAL MEDIA GROUP, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Financial Media Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Financial Media Group, Inc. and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Media Group, Inc. and Subsidiaries as of August 31, 2008 and 2007 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $12,536,538 as of August 31, 2008 and has incurred net loss of $2,864,462 for the year ended August 31, 2008. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 14 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

November 18, 2008

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$73,312	$172,013
Accounts receivable, net	53,718	70,184
Marketable securities	2,217,852	3,634,505
Other current assets	1,793	67,411
Total current assets	2,346,675	3,944,113

PROPERTY & EQUIPMENT, net	82,566	78,737

DEPOSIT	34,671	26,521

Total assets	$2,463,912	$4,049,371

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$613,929	$326,542
Accrued expenses	806,639	1,185,288
Deferred revenue	424,832	2,196,106
Due to officers	820,729	633,169
Notes payable	650,000	100,000
Shares to be Issued	-	112,453
Current portion of note payable-officers	-	7,500
Total current liabilities	3,316,129	4,561,058

Long term debt - officer	-	3,000,000

Commitment

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
65,726,835 and 33,082,566 shares issued and outstanding
at August 31, 2008 and 2007, respectively	65,727	33,083
Paid in capital	11,339,465	5,872,385
Unrealized gain on marketable securities	279,130	254,921
Accumulated deficit	(12,536,538)	(9,672,076)
Total stockholders' deficit	(852,216)	(3,511,687)

Total liabilities and stockholders' deficit	$2,463,912	$4,049,371

The accompanying notes are an integral part of these audited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,
	2008	2007

Net revenues	$7,795,924	$7,090,042

Operating expenses
Selling, general & administrative	6,088,190	6,870,888
Depreciation	49,753	36,963
Impairment of marketable securities	4,119,303	5,595,929
Total operating expenses	10,257,246	12,503,780

Loss from operations	(2,461,322)	(5,413,738)

Non-Operating Income (Expense):
Interest expense	(72,973)	(199,844)
Interest income	10	520
Loss on settlement of debt	-	(1,413)
Realized loss on sale of marketable securities	(325,377)	(318,400)
Total non-operating expense	(398,340)	(519,137)

Loss from operations before income taxes	(2,859,662)	(5,932,875)

Provision for income tax	4,800	4,800

Net Loss	(2,864,462)	(5,937,675)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(63,880)	(255,682)
Reclassification Adjustment	88,089	161,817

Comprehensive gain (loss)	$(2,840,253)	$(6,031,540)

Basic & diluted net loss per share	$(0.05)	$(0.21)

Weighted average shares of share capital outstanding
- basic & diluted	52,473,307	28,161,001

The accompanying notes are an integral part of these audited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Common Stock	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	To be Issued	Gain (Loss)	Deficit	Deficit
Balance, August 31, 2006	25,760,507	$25,761	$1,054,087	$130,500	$348,786	$(3,734,401)	$(2,175,267)

Common stock issued for cash	5,076,982	5,077	2,457,980	(130,500)	-	-	2,332,557
Common stock issued for Wealth Expo brand	100,000	100	138,900	-	-	-	139,000
Common stock issued for exercise of options	1,800,000	1,800	710,700	-	-	-	712,500
Common stock issued for exercise of warrants	63,173	63	63,110	-	-	-	63,173
Common stock issued for services	281,904	282	405,812	-	-	-	406,094
Options issued for services	-	-	1,041,796	-	-	-	1,041,796
Reclassification adjustment	-	-	-	-	161,817	-	161,817
Unrealized loss on marketable securities	-	-	-	-	(255,682)	-	(255,682)
Net loss	-	-	-	-		(5,937,675)	(5,937,675)

Balance, August 31, 2007	33,082,566	33,083	5,872,385	-	254,921	(9,672,076)	(3,511,687)

Common stock issued for cash	17,404,307	17,584	2,209,835	-	-	-	2,227,419
Options issued for services	-	-	200,217	-	-	-	200,217
Warrants issued for services	-	-	13,675	-	-	-	13,675
Conversion of note payable to common stock	15,000,000	15,000	2,985,000	-	-	-	3,000,000
Shares issued for services	240,000	60	58,353	-	-	-	58,413
Reclassification adjustment	-	-	-	-	88,089	-	88,089
Unrealized loss on marketable securities	-	-	-	-	(63,880)	-	(63,880)
Net loss	-	-	-	-	-	(2,864,462)	(2,864,462)

Balance, August 31, 2008	65,726,873	$65,727	$11,339,465	$-	$279,130	$(12,536,538)	$(852,216)

The accompanying notes are an integral part of these audited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,864,462)	$(5,937,675)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	387,220	107,133
Depreciation and amortization	49,753	36,963
Revenues in form of marketable securities	(6,613,179)	(5,958,082)
Impairment of marketable securities	4,119,303	5,595,929
Loss on sale of marketable securities	325,377	318,400
Loss on settlement of debt	-	1,413
Issuance of common stock for services	58,413	406,094
Issuance of options for services	200,217	1,041,796
Issuance of warrants for services	13,675	-
(Increase)/Decrease in current assets:
Receivables	(370,754)	(122,159)
Other assets	57,468	(62,844)
Increase in current liabilities:
Accounts payable	287,387	59,992
Accrued expenses and other liabilities	358,911	583,173
Deferred revenues	340,258	200,585
Net cash used in operating activities	(3,650,412)	(3,729,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(53,583)	(20,568)
Cash received from sale/purchase marketable securities-net	1,497,829	871,394
Net cash provided by investing activities	1,444,246	850,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loans from third parties	(7,500)	(227,045)
Cash received from exercise of options & warrants	-	775,673
Proceeds from issuance of common stock	2,114,965	2,445,010
Net cash provided by financing activities	2,107,465	2,993,638

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(98,701)	115,183

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	172,013	56,830

CASH & CASH EQUIVALENTS, ENDING BALANCE	$73,312	$172,013

The accompanying notes are an integral part of these audited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Financial Media Group, Inc. (the “Company,” "We," or "FMG") is a full service financial media company focused on developing tools and  applications that enable retail investors  to collaborate directly with publicly traded companies. The Company provides Internet based media and advertising services through its network of financial websites.  The Company provides full array of customized investor awareness programs such senior management interviews, text and display advertising, press releases, conferences and seminars, and email marketing.

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

Digital WallStreet, Inc. was incorporated in Nevada on June 12, 2002, and commenced its operations during the first quarter of 2003. WallStreet is a full service financial media company focused on applications that enable investors to collaborate directly with publicly traded companies. The company provides internet media and advertising services through its network of financial websites.

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

On June 13, 2006, Financial Media Group, Inc. established a wholly-owned subsidiary My WallStreet, Inc. and launched in January 2007, http://my.wallst.net, an online community for investors. The website offers free membership and provides social networking applications including messaging, blogs, message boards, video and audio uploads, and personal profile pages. In addition, members of MyWallSt can participate in the “Rookie Challenge,” a proprietary virtual stock trading simulator that allows members to compete against each other for a weekly cash prize. Members can also communicate with another, rate individual stocks, post comments on individual stocks, and compile their own Watchlist of stocks, which can be viewed and commented on by other members of the online community. Unlike other social network services including MySpace and FaceBook, MyWallSt members have one interest in common: they want to become better investors. MyWallSt also provides a venue for investors to interact with public company executives, many of whom have active profiles on the website.

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo provides a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States.

In May 2008, the Company launched WallStTV and offer free access to its original video programming including the 3-Minute Press Show, Sweet Picks, the Analyst’s Review, and WallSt.net News Magazine (“WSNM”). WSNM half-hour program is run weekly and distributed through television via the Fox Business Network.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,872 and $140,158 as of August 31, 2008, respectively.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue Recognition Policy (cont.)

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

The Company records revenues on the basis of services provided to its clients for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, the Company receives from its clients cash and/or securities, as compensation for providing such services. Payments received in advance of services provided, are recorded as deferred revenue.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2008 and 2007 amounted to $743,713 and $687,945, respectively.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following number of potential shares of common stock has been excluded from the computation of diluted net loss per share for the year ended August 31, 2008 and 2007, respectively as effect is anti-dilutive.

	Year ended August 31,
	2008	2007

Stock options	4,610,000	500,000
Stock warrants	409,667	574,667
	5,019,667	1,074,667

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company offers a broad range of services to its clients and its primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites http://www.wallst.net, http://my.wallst.net, and http://tv.wallst.net. The Company also provides news wire and compliance services including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution to the same types of clients whom the Company provides Internet based media and advertising services. The Company started to offer a broad range of information on investing techniques and education tools to investors through workshops, exhibition sales, speaking presentation sales, collateral material sales and advertising sales.

For the year ended August 31, 2008, the revenue generated, assets and net loss from the two sources, i.e. news wire and compliance services, and investing techniques and education tools services, is less than 10% of the total revenue, total assets and total net loss, respectively. Hence, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one primary industry segment i.e. providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies.

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

Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The unrealized loss as of August 31, 2008 and 2007 was $63,880 and $255,682 respectively, and the net comprehensive gain for the year ended August 31, 2008 was $24,209 net comprehensive loss for the year ended August 31, 2007 was $93,865.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $2,100 for interest and $0 for income taxes during the year ended August 31, 2008. The Company paid $305,305 for interest and $0 for income taxes during the year ended August 31, 2007.

NOTE 3      MARKETABLE SECURITIES

The Company receives cash and/or securities of client companies as payment in full for services rendered. The numbers of shares the Company receives for services is based on contract amount, and the number of shares is determined based on the bid price at the time of signing the agreement. The securities received from clients are classified as available-for-sale and, as such, are carried at fair value based on the quoted market prices. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      MARKETABLE SECURITIES (CONT.)

Marketable securities classified as available for sale consisted of the following as of August 31, 2008:

Equity Securities Name and Symbol	Number of shares held at August 31, 2008	Cost	Market Value at August 31, 2008	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Axial Vector Engine Corp. (AXVC)	410,958	$127,397	$127,397	$-	$(0)	PK
Bio-Clean International, Inc. (BCLE)	100,000	4,000	4,000	-	-	PK
CanAm Uranium Corp (CAUI)	1,180,000	11,800	8,850	-	(2,950)	BB
China YouTV Corp	1,400,000	42,000	42,000	-	-	BB
Exousia Advanced mat (EXOU)	401,538	261,000	244,938	-	(16,062)	BB
FIMA, Inc (FIMA)	357,000	14,994	14,994	-	-	PK
GENCO Corp (GNCC)	294,118	17,647	38,235	20,588	-	PK
Global 8 Technologies, Inc. (GBLE)	331,180	131,860	69,548	-	(62,313)	PK
Ifinix Corp. (INIX)	34,500,000	315,000	483,000	168,000	-	PK
International Food Products Group, Inc. (IFDG)	4,000,000	22,000	22,000	-	-	PK
Nexplore Corp. (NXPC)	200,000	108,000	108,000	-	-	PK
NutriPure Beverages, Inc. (NUBV)	250,033,333	10,000	25,003	15,003	-	PK
PRG Group, Inc. (PRGJ)	454,000	13,620	13,620	-	-	PK
PSM Holdings, Inc. (PSMH)	157,895	142,106	86,842	-	(55,263)	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,062	62	-	BB
Sebastian River Holdings, Inc. (SBRH)	75,000	100,000	67,500	-	(32,500)	PK
Signature Devices, Inc. (SDVI)	3,880,000	39,352	69,840	30,488	-	PK
Sunrise Consulting Group (SNRS)	1,015,000,000	101,500	101,500	-	-	PK
VidShadow Inc. (VSHD)	147,052	132,800	169,110	-	36,310	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	25,000	10,000	-	PK
WayPoint Biomedical Holdings, Inc. (WYPH)	715,000	10,725	7,150	-	(3,575)	PK
XTend Medical Corp. (XMDC)	12,375,000	7,425	7,425	-	-	PK
Others - Less than $10,000 cost	59,469,863	47,219	230,336	180,572	(9,232)
		$1,926,946	$2,217,852	$424,714	$(145,585)

Marketable securities classified as available for sale consisted of the following as of August 31, 2007:

Equity Securities Name and Symbol	Number of shares held at August 31, 2007	Cost	Market Value on August 31, 2007	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

WayPoint Biomedical Holdings (WYPH)	715,000	$10,725	$57,200	$46,475	$-	PK
CytoDyn Incorporated (CYDY)	142,857	107,142	92,857	-	(14,285)	BB
Platina Energy Group (PLTG)	1,250,000	137,500	250,000	112,500	-	BB
Homeland Safety International (HSFI)	650,000	8,450	26,000	17,550	-	PK
Organic Recycling Technologies (ORCY)	1,596,000	750,320	718,200	-	(32,120)	BB
Itronics Incorporated (ITRO)	15,000,000	187,500	150,000	-	(37,500)	BB
Atlantis Holding, Inc. (AHGD)	1,400,000	112,000	56,000	-	(56,000)	PK
PRG Group Incorporated (PRGJ)	454,000	40,860	40,860	-	-	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,000	-	-	BB
Canam Energy Incorporated (CNGJ)	550,000	258,500	330,000	71,500	-	PK
Fundstech Corporation (FNDS)	192,308	298,077	269,231	-	(28,846)	BB
iPhone2 Incorporated (IPHE)	56,000,000	61,600	61,600	-	-	PK
Magplane Technology (MAGP)	3,000,000	60,000	60,000	-	-	PK
Alternate Energy Holdings Inc. (AEHI)	100,000	35,000	45,000	10,000	-	PK
RBID.COM Inc. (RBID)	50,000,000	25,000	25,000	-	-	PK
Signature Devices Incorporated (SDVI)	640,000	156,800	132,544	-	(24,256)	PK
New Medium Enterprises (NMEN)	1,500,000	330,000	345,000	15,000	-	BB
New NRG Incorporated (NNRG)	320,000	192,000	240,000	48,000	-	PK
All Energy Incorporated (ALRY)	700,000	40,950	63,000	22,050	-	PK
Others	496,570,022	317,160	422,013	104,853		PK/BB
		$3,379,584	$3,634,505	$447,928	$(193,007)

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      MARKETABLE SECURITIES (CONT.)

As of August 31, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $4,119,303 for the year ended August 31, 2008 compared to $5,456,929 for the year ended August 31, 2007.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in the statement of operations and comprehensive gain.

The Company sold marketable securities during the years ended August 31, 2008 and 2007 and recorded a realized loss of $325,377 and $318,400, respectively.

NOTE 4      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 31,
	2008	2007
Office and computer equipment	$191,652	$138,070

Less accumulated depreciation:	(109,086)	(59,333)
	$82,566	$78,737

Depreciation expense for the years ended August 31, 2008 and 2007 was $49,753 and $36,963, respectively.

NOTE 5     OTHER ASSETS AND DEPOSITS

Other assets consist of the following:

	August 31,
	2008	2007
Prepaid expenses	$243	$33,411
Rent deposits	34,671	35,521
Advances to third parties (interest free, unsecured and due on demand)	1,550	25,000
Total	36,464	93,932
Less : current portion	(1,793)	(67,411)
Long term other assets - Deposits	$34,671	$26,521

NOTE 6     DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $424,832 and $2,196,106 in deferred revenues at August 31, 2008 and 2007, respectively which will be recognized over the next 12 months.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7     ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,
	2008	2007
Accrued consulting fees	$98,649	$659,802
Accrued interest	36,457	27,457
Accrued salaries and payroll taxes	376,038	493,469
Advances from third parties	295,495	-
Other	-	4,560
	$806,639	$1,185,288

NOTE 8     DUE TO OFFICERS

Due to officers consist of the following:

	August 31,
	2008	2007
Accrued officer’s compensation	$539,974	$412,414
Accrued consulting fees	32,382	32,382
Accrued interest	248,373	188,373
	$820,729	$633,169

The Company recorded an expense of $372,083 and $401,600 for the years ended August 31, 2008 and 2007 for compensation to the Chief Executive Officer of the Company.

NOTE 9      NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 to a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $9,000 in the accompanying financial statements for each of the years ended August 31, 2008 and 2007, respectively.

On July 20, 2008, the Company executed a promissory note of $550,000 to a third party, unsecured, non-interest bearing and due January 20, 2009. The promissory note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.

NOTE 10     NOTES PAYABLE OFFICERS

	August 31,
	2008	2007
Notes payable to an officer, due January 31, 2010, interest rate 6%, secured by the shares	$-	$3,000,000
Note payable to an officer, due on demand, interest rate 8%, unsecured	-	7,500
		3,007,500
Less current portion	-	(7,500)
Long term debt – Officer	$-	$3,000,000

In September 2005, the Company executed a promissory note of $7,500 with an officer, unsecured, interest at 8% per annum and due on demand. The Company paid $9,600 to settle the payment of the promissory note in full, including accrued interest of $2,100 as of August 31, 2008.

On January 15, 2005, the Company acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company in exchange for two $1,500,000 promissory notes, carrying interest at 6% per annum, notes are due and payable on January 31, 2010. As this merger was between entities under the common control, the issuance of the two $1,500,000 promissory notes to the majority shareholder was recorded as a distribution to the majority shareholder. On January 4, 2008, the Company issued to the officer 15,000,000 shares of its common stock in exchange for settlement of the two promissory notes of $1,500,000 each, due on January 31, 2010.

The Company recorded an interest expense of $62,235 and $180,000 on the above notes to the officers for the years ended August 31, 2008 and 2007, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11      COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. The office facility in New York is leased on a month-to-month basis starting June 1, 2007. Rent expense under the operating lease for the years ended August 31, 2008 and 2007 was $426,128 and $377,464. The Company has future minimum lease obligations as follows:

Year ending August 31,	Amount

2009	$314,796
2010	185,649
$500,445

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded an expense of $189,921 in general and administrative expenses for the year ended August 31, 2008. The Company has future minimum salary commitments as follows:

Year ending August 31,	Amount

2009	$214,390
2010	93,821
$308,211

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

NOTE 12     INCOME TAXES

Income tax for the years ended August 31, 2008 and 2007 is summarized as follows:

	August 31,
	2008	2007
Current:
Federal	$--	$--
State	4,800	4,800
Deferred taxes	--	--
Income tax expense (benefit)	$4,800	$4,800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31,
	2008	2007

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	--	--

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12     INCOME TAXES (CONT.)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2008 and 2007 are as follows:

	August 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forward	$1,184,163	$1,907,569
Total gross deferred tax assets	1,184,163	1,907,569
Less valuation allowance	(1,184,163)	(1,907,569)
Net deferred tax assets	$--	$--

At August 31, 2008, the Company had net operating loss carry forwards of $12,536,538 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2027. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

NOTE 13     EQUITY TRANSACTIONS

Common Stock

Through a private placement on January 25, 2006 and after the acquisition of WallStreet, the Company sold 8 units to eight accredited investors for cash consideration of $120,000. Each unit sold consists of 15,000 common shares, a redeemable Class C Warrant (the “Class C Warrant”), a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expired on January 25, 2007, Class D Warrants expired on January 25, 2008, and Class E Warrants expire on January 25, 2009, respectively.

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, WestCap Securities, Inc., a NASD member. The minimum subscription was $15,000 for each unit. Each unit consisted of 10,000 shares of Common Stock, par value $0.001 per share, 5,000 redeemable Class A1 Warrant and 5,000 redeemable Class A2 Warrant of the Company's common stock. Class A1 and A2 Warrant entitles the registered holder thereof to purchase, at any time until September 1, 2007 and September 1, 2008 respectively, shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants. The exercise prices and the number of shares issuable upon the exercise of Warrants are subject to adjustment in certain circumstances.  The Company closed the private placement on February 23, 2007. During the year ended August 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under this private placement. No other classes of warrant holders exercised their warrants. Class A1 Warrants expired on September 1, 2007 and Class A2 Warrants expire on September 1, 2008, respectively.

Through a private placement memorandum of My WallStreet dated March 20, 2007, MyWallStreet offered to sell to accredited investors 6,400,000 units at $0.25 per unit, with each unit consisting of one share of Common Stock, par value $0.001 per share and a redeemable Class A Warrant of My WallStreet, Inc. Each Class A Warrant entitles the registered holder to purchase, at any time until the second anniversary of the date of this memorandum, one share of Common Stock at an exercise price of $0.25. On June 18, 2008, the Company negotiated with the accredited investors who made a total investment of $50,000 under the private placement of MyWallStreet, Inc. dated March 20, 2007, and issued 200,000 shares of Common Stock in exchange for cancellation of 200,000 shares of MyWallStreet, Inc.’s common stock and Class A Warrants.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13     EQUITY TRANSACTIONS (CONT.)

Common Stock (cont.)

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. As of August 31, 2008, the Company sold 15,147,609 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,434,352 which amounted to approximately 34% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On June 29, 2007, the Company entered into a Regulation S Distribution Agreement to sell up to $3,000,000 worth of common shares through private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The term of the Distribution Agreement expired on November 29, 2007. As of August 31, 2008, the Company has issued 906,080 shares of its common stock under Regulation S Distribution Agreement to the investors and received cash proceeds of $141,320 which amounted to approximately 33.5% of the total proceeds from the sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On March 1, 2008, the Company entered into a consulting agreement with an investor relations firm to provide services for a period of three months ending May 31, 2008. The terms of the agreement provided for the Company to issue 100,000 shares of common stock valued at $17,000. On June 18, 2008, the Company issued the 100,000 shares of common stock to the consultant for services.

On April 1, 2008, the Company entered into a consulting agreement with an investor relations firm to provide marketing, promotional and investor relations services for a period of two months ending May 31, 2008. The terms of the agreement provided for the Company to issue 100,000 shares of common stock valued at $16,000. On June 18, 2008, the Company issued the 100,000 shares of common stock to the consultant for services.

On June 17, 2008 and August 26, 2008, the Company sold 7 Units and 28 Units to an investor pursuant to the Private Placement Memorandum dated June 12, 2008 for a total cash consideration of $620,000. Each Unit consisted of 40,000 shares of Common Stock, par value $0.001 per share and 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The offering entitles the registered investor redeemable Class A Warrants, redeemable Class B Warrants and redeemable Class C Warrants to purchase, at any time until the 9-month, 12-month and 18-month anniversary of the date of purchase of shares, at an exercise price of $0.75, $1.50 and $3.00, respectively, subject to adjustment. The Class A, Class B and Class C Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the effective date of a registration statement registering the common stock underlying the Warrants (the “Warrant Shares”) for resale or 12 months after the date of issuance of the Warrant, whichever is earlier, if the market price per share of the common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants.

On July 16, 2008, the Company issued to a third party 40,000 shares of Common Stock valued at $25,393 in full settlement of their service fees outstanding with the Company.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at August 31, 2008:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2007	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at August 31, 2008

Class D Warrant	$2.25	01/25/2008	165,000	-	-	(165,000)	-
Class E Warrant	$3.75	01/25/2009	165,000	-	-	-	165,000
Class A2 Warrant	$3.50	09/01/2008	244,667	-	-	-	244,667
Class A Warrant	$1.00	03/20/2009	200,000	-	-	(200,000)	-
			774,667	-	-	(365,000)	409,667

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13     EQUITY TRANSACTIONS (CONT.)

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	774,667	$2.64	$-
Issued during the period	-	-
Expired	(365,000)	-
Exercised	-	-
Outstanding August 31, 2008	409,667	$3.60	$-

Following is a summary of the status of warrants outstanding at August 31, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$1.00 - $3.75	409,667	0.16	$3.60	409,667	$3.60

	409,667	0.16	$3.60	409,667	$3.60

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved a maximum of 3,000,000 shares of common stock as Options to grant to employees, non-employee directors, consultants and advisors. The stock subject to Options granted under the Non-Qualified Plan shall be shares of the Company’s Common Stock, par value $0.001 per share. The 2007 Non-Qualified Plan shall terminate within ten (10) years from the date of adoption by the Board of Directors or sooner, and no Options shall be granted after termination of the plan. The Options have been granted to certain employees and consultants to purchase Common Shares at prices equal to fair market value on the date of grant.

The number and weighted average exercise prices of options granted by the Company at August 31, 2008 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	750,000	$1.05	$-
Granted	2,235,000	0.23	-
Exercised	-	-	-
Expired/forfeited	(750,000)	(1.05)	-
Outstanding August 31, 2008	2,235,000	$0.23	$-

Following is a summary of the status of stock options outstanding at August 31, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.30	2,235,000	9.31	$0.17	169,238	$0.23

	2,235,000	9.31	$0.17	169,238	$0.23

The Company issued 2,235,000 options to officers and consultants at the exercise prices ranging from $0.10 to $0.30 with the fair value of the options valued at $0 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the year ended August 31, 2008 and August 31, 2007 was $30,074 and $0, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13     EQUITY TRANSACTIONS (CONT.)

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of August 31, 2008, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan which was approved by the shareholders on April 11, 2007, and reserved 3,000,000 shares of the Company’s authorized common stock as Options to grant to employees, directors and officers. On August 28, 2008, the shareholders approved reserving an additional 4,000,000 common shares for issuance under the 2007 Equity Plan for a total of 7,000,000 common shares. The stock subject to Options granted under the 2007 Equity Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. The 2007 Equity Plan shall become effective and shall remain in effect until all Common Shares subject to the 2007 Equity Plan have been purchased or acquired according to the terms of the 2007 Equity Plan or the 2007 Equity Plan is terminated by the Board or January 4, 2017, whichever is earlier. No stock Options shall be granted after termination of the plan. The Options have been granted to certain employees to purchase Common Shares at prices equal to fair market value on the date of grant.

The number and weighted average exercise prices of stock Options granted by the Company at August 31, 2008 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2007	-	$-	$-
Granted	2,990,000	0.30	-
Exercised	-	-	-
Expired/forfeited	(615,000)	0.30	-
Outstanding August 31, 2008	2,375,000	$0.30	$-

Following is a summary of the status of stock Options outstanding at August 31, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.30	2,375,000	9.31	$0.30	351,632	$0.30

	2,375,000	9.56	$0.30	351,632	$0.30

The Company has issued 2,375,000 stock options to employees at the exercise prices of $0.30 with the fair value of the options of $583,050 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the year ended August 31, 2008 and August 31, 2007 was $135,655 and $0, respectively.

NOTE 14      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had accumulated deficit of $12,536,538 as of August 31, 2008 and has incurred net loss of $2,864,462 for the year ended August 31, 2008. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2008 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 15       SUBSEQUENT EVENTS

As of November 17, 2008, the Company received a cash consideration of $39,418 from sale of 300,605 shares of common stock under the June 28, 2007 private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company has also received a cash consideration of $260,000 from the sale of 510,000 shares of common stock to two accredited investors under the June 8, 2008 private placement.