Form 10-Q
period 2008-11-30
Financial Media Group, Inc.
filed 2009-01-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2008

☐   TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transitional period from ______ to ______

Commission File No. 0-32923

(Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

18952 MacArthur Blvd, Suite 210, Irvine, CA 92612
(Address of principal executive office) (Zip code)

(949) 486-3990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of January 13, 2009, there were 67,043,794 shares of registrant’s common stock outstanding.

FINANCIAL MEDIA GROUP, INC.

TABLE OF CONTENTS

Report on Form 10-Q
for the quarter ended November 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2008	August 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,994	$73,312
Accounts receivable, net	55,577	53,718
Marketable securities	1,538,841	2,217,852
Other current assets	2,543	1,793
Total current assets	1,601,955	2,346,675

PROPERTY & EQUIPMENT, Net	67,431	82,566

DEPOSIT	28,521	34,671

Total assets	$1,697,907	$2,463,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$746,667	$613,929
Accrued expenses	830,905	806,639
Deferred revenue	304,500	424,832
Due to officers	922,929	820,729
Notes payable	650,000	650,000
Total current liabilities	3,455,001	3,316,129

Commitment & contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,758,866 and 65,726,873 shares issued and outstanding at November 30, 2008 and August 31, 2008, respectively	66,759	65,727
Paid in capital	11,796,400	11,339,465
Unrealized loss on marketable securities	(33,145)	279,130
Accumulated deficit	(13,587,106)	(12,536,538)
Total stockholders' deficit	(1,757,092)	(852,216)

Total liabilities and stockholders' deficit	$1,697,907	$2,463,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended
	November 30,
	2008	2007

Net revenues	$834,787	$1,878,893

Operating expenses
Selling, general & administrative	1,010,478	1,583,629
Depreciation	15,135	10,616
Impairments	629,245	861,903
Total operating expenses	1,654,858	2,456,148

Loss from operations	(820,071)	(577,255)

Non-Operating Income (Expense):
Interest expense	(7,511)	(47,540)
Interest income	50	-
Loss on sale of marketable securities	(218,238)	(1,724)
Total non-operating expense	(225,699)	(49,264)

Loss from operations before income taxes	(1,045,770)	(626,519)

Provision for income tax	4,800	4,800

Net Loss	(1,050,570)	(631,319)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(515,850)	(63,523)
Reclassification Adjustment	203,575	(25,203)

Comprehensive loss	$(1,362,845)	$(720,045)

Basic & diluted net loss per share	$(0.02)	$(0.02)

*Weighted average shares of share capital outstanding - basic & diluted	66,098,358	35,052,538

* Weighted average diluted number of shares are considered the same as basic weighted average number of shares as the effect of diluted securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month periods ended November 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,570)	$(631,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	35,215
Depreciation and amortization	15,135	10,616
Revenues in form of marketable securities	(762,332)	(1,312,153)
Impairment of marketable securities	629,245	861,903
Loss on sale of marketable securities	218,238	1,724
Issuance of common stock for services	74,152	-
Issuance of options for services	84,397	-
Issuance of warrants for services	-	13,675
(Increase) decrease in current assets:
Receivables	(1,859)	(17,335)
Other current assets	5,400	(200,185)
Increase (decrease) in current liabilities:
Accounts payable	132,738	73,417
Accrued expenses and other liabilities	126,466	194,330
Deferred revenues	2,040	(200,586)
Net cash used in operating activities	(526,951)	(1,170,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(17,977)
Cash received from disposal (acquisition) of marketable securities-net	159,215	537,750
Net cash provided by investing activities	159,215	519,773

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	299,418	640,261
Net cash provided by financing activities	299,418	640,261

NET DECREASE IN CASH & CASH EQUIVALENTS	(68,318)	(10,665)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	73,312	172,013

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,994	$161,348

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2008 were filed on December 12, 2008 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,872 as of November 30, 2008 and August 31, 2008.

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
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company records revenues on the basis of services provided to its clients for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, the Company receives from its clients’ cash and/or securities, as compensation for providing such services. Payments received in advance of services provided, are recorded as deferred revenue.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, accounts receivable and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Segments (cont.)

The Company offers a broad range of services to its clients and its primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites http://www.wallst.net, http://my.wallst.net and http://tv.wallst.net. The Company also provides news wire and compliance services including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution to the same types of clients whom the Company provides Internet based media and advertising services. The Company started to offer a broad range of information on investing techniques and education tools to investors through workshops, exhibition sales, speaking presentation sales, collateral material sales and advertising sales.

However, the revenue generated, assets and net loss from the two sources, i.e. news wire and compliance services, and investing techniques and education tools services, is less than 10% of the total revenue, total assets and total net loss, respectively. Hence, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one primary industry segment i.e. providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies.

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

Recent Accounting Pronouncements (cont.)

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

Marketable securities classified as available for sale consisted of the following as of November 30, 2008 (Unaudited):

Equity Securities Name and Symbol	No. Shares Held at November 30, 2008	Cost	Market Value at November 30, 2008	Accumulated Unrealized Loss	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)
CEO America, Inc. (CEOA)	1,000,000	$9,000	$15,000	$-	$6,000	PK
CytoDyn, Inc. (CYDY)	142,857	8,571	57,143	-	48,571	PK
Exousia Advanced Mat (EXOU)	401,538	261,000	172,661	88,339	-	PK
FIMA, Inc (FIMA)	357,000	14,994	18,921	-	3,927	PK
GENCO Corp (GNCC)	294,118	17,647	17,647	-	-	PK
GeneThera Inc (GTHR)	50,000	139,661	12,500	127,161	-	PK
Ifinix Corp (INIX)	34,500,000	315,000	276,000	39,000		BB
International Food Products Group, Inc. (IFDG)	4,000,000	22,000	17,600	4,400	-	BB
Nexplore Corp. (NXPC)	200,000	108,000	254,000	-	146,000	PK
NutriPure Beverages, Inc. (NUBV)	250,033,333	10,000	25,003	-	15,003	PK
PPJ Enterprise Inc (PPJE)	3,810,000	70,980	70,980	-	-	PK
PSM Holdings, Inc. (PSMH)	157,895	63,158	63,158	-	-	PK
Raven Moon Entertainment, Inc. (RVENE)	2,500,624,843	250,000	250,062	-	62	BB
Signature Devices, Inc. (SDVI)	2,400,000	21,120	12,000	9,120	-	PK
Sunrise Consulting Group (SNRS)	1,015,000,000	101,500	101,500	-	-	PK
VidShadow Inc (VSHD)	147,052	102,936	102,936	-	-	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	37,500	-	22,500	PK
WayPoint Biomedical Holdings, Inc. (WYPH)	715,000	10,725	7,150	3,575	-	PK
Others - Less than $10,000 Cost	79,774,669	30,695	27,080	8,145	4,530	PK
Total		$1,571,987	$1,538,842	$(279,739)	$246,594

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3     MARKETABLE SECURITIES (CONT.)

As of November 30, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $629,245 for the three months ended November 30, 2008 compared to $861,903 for the same period in 2007.

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

The Company sold marketable securities during the three months ended November 30, 2008 and 2007 and recorded a realized loss of $218,238 and $1,724, respectively.

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2008	August 31, 2008
	(Unaudited)

Office and computer equipment	$191,652	$191,652
Less accumulated depreciation:	(124,221)	(109,086)
	$67,431	$82,566

Depreciation expense for the three months ended November 30, 2008 and 2007 was $15,135 and $10,616, respectively.

NOTE 5     OTHER ASSETS

Other assets consist of the following:

	November 30, 2008	August 31, 2008
	(Unaudited)
Other Current Assets:
Employee advances	$2,300	$-
Advances to third parties	-	1,550
Prepaid expenses	243	243
Total Other Current Assets	$2,543	$1,793

Other Assets:
Rent deposit	$28,521	$34,671
Total Other Assets	$28,521	$34,671

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6    DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $304,500 and $424,832 in deferred revenues at November 30, 2008 and at August 31, 2008, respectively, which will be recognized over the next 12 months.

NOTE 7    ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30, 2008	August 31, 2008
	(Unaudited)

Accrued consulting fees	$87,982	$98,649
Accrued interest	38,707	36,457
Accrued salaries and payroll taxes	489,716	376,038
Advances from third parties	214,500	295,495
	$830,905	$806,639

NOTE 8    DUE TO OFFICERS

Due to officers consist of the following at November 30, 2008:

	November 30, 2008	August 31, 2008
	(Unaudited)

Accrued officer’s compensation	$642,174	$539,974
Accrued consulting fees	32,382	32,382
Accrued interest	248,373	248,373
	$922,929	$820,729

The Company recorded an expense of $92,188 and $92,188 for the three months ended November 30, 2008 and 2007 for compensation and benefits provided to the Chief Executive Officer of the Company.

NOTE 9    NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. The Company recorded an interest expense of $2,250 and $2,250 in the accompanying financial statements for the three months ended November 30, 2008 and 2007, respectively.

On July 20, 2008, the Company executed a promissory note of $550,000 to a third party, unsecured, non-interest bearing and due January 20, 2009. The promissory note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10     EQUITY TRANSACTIONS

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

The Company initiated a private placement on September 1, 2006, offering 335 units to accredited investors through its placement agent, WestCap Securities, Inc., a NASD member. The minimum subscription was $15,000 for each unit. Each unit consisted of 10,000 shares of Common Stock, par value $0.001 per share, 5,000 redeemable Class A1 Warrant and 5,000 redeemable Class A2 Warrant of the Company's common stock. Class A1 and A2 Warrant entitles the registered holder thereof to purchase, at any time until September 1, 2007 and September 1, 2008 respectively, shares of Common Stock at an exercise price of $2.50 and $3.50, respectively, subject to adjustment. The Class A1 and A2 Warrants are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the completion of an effective Registration Statement of the said securities or after September 1, 2007, whichever is earlier, if the average of the closing bid price of the common stock, for 20 consecutive business days exceeds $3.50 per share for the Class A1Warrants, and $4.50 per share for the Class A2 Warrants. The exercise prices and the number of shares issuable upon the exercise of Warrants are subject to adjustment in certain circumstances.  The Company closed the private placement on February 23, 2007. During the year ended August 31, 2007, the Company received a cash consideration of $648,500 from the sale of 432,333 shares of Common Stock under this private placement. No other classes of warrant holders exercised their warrants. Class A1 Warrants expired on September 1, 2007 and Class A2 Warrants expired on September 1, 2008, respectively.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. During the three months ended November 30, 2008, the Company sold 300,785 shares of common stock to the investors and received cash proceeds of $28,830. As of November 30, 2008, the Company sold 15,448,394 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,463,182 which amounted to approximately 34% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On June 12, 2008, the Company initiated a Private Placement Memorandum offering to sell 250 units for a total cash consideration of $5,000,000. Each Unit consisted of 40,000 shares of Common Stock, par value $0.001 per share and 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The offering entitles the registered investor redeemable Class A Warrants, redeemable Class B Warrants and redeemable Class C Warrants to purchase, at any time until the 9-month, 12-month and 18-month anniversary of the date of purchase of shares, at an exercise price of $0.75, $1.50 and $3.00, respectively, subject to adjustment. The Class A, Class B and Class C Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the effective date of a registration statement registering the common stock underlying the Warrants (the “Warrant Shares”) for resale or 12 months after the date of issuance of the Warrant, whichever is earlier, if the market price per share of the common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants. During the three months ended November, 30, 2008, the Company sold 13 units to investors for a cash consideration of $260,000. As of November 30, 2008, the Company sold 44 units to investors and raised $880,000 pursuant to the June 12, 2008 Private Placement.

During the three months ended November 30, 2008, the Company issued 73,249 shares to consultants valued at $12,485 in full settlement of their services, 71,500 shares to an employee valued at $12,500 in full settlement of their services, and  66,677 shares to directors valued at $36,667 for their services. The shares were valued at their fair value on the date of issuance.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at November 30, 2008:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2008	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at August 31, 2008

Class E Warrant	$3.75	01/25/2009	165,000	-	-	-	165,000
Class A2 Warrant	$3.50	09/01/2008	244,667	-	-	(244,667)	-
			409,667	-	-	(244,667	165,000

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding August 31, 2008	409,667	$3.60	$-
Issued during the period	-	-	-
Expired	(244,667)	-	-
Exercised	-	-	-
Outstanding November 30, 2008	165,000	$3.75	$-

Following is a summary of the status of warrants outstanding at November 30, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants

$3.75	165,000	0.15	$3.75	165,000	$3.75

	165,000	0.15	$3.75	165,000	$3.75

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number and weighted average exercise prices of options granted by the Company at November 30, 2008 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding August 31, 2008	2,235,000	$0.23	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(235,000)	(0.30)	-
Outstanding November 30, 2008	1,925,000	$0.21	$-

Following is a summary of the status of stock options outstanding at November 30, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.01 - $0.30	2,000,000	9.06	$0.15	134,444	$0.21

	2,000,000	9.06	$0.15	134,444	$0.21

The Company issued 2,000,000 options to officers and consultants at the exercise prices ranging from $0.10 to $0.30 with the fair value of the options valued at $0 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the three months ended November 30, 2008 and November 30, 2007 was $33,763 and $0, respectively.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of November 30, 2008, no options have been granted under the 2008 Non-Qualified Plan.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number and weighted average exercise prices of stock Options granted by the Company at November 30, 2008 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding August 31, 2008	2,375,000	$0.30	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(450,000)	0.30	-
Outstanding November 30, 2008	1,925,000	$0.30	$-

Following is a summary of the status of stock Options outstanding at November 30, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.01 - $0.30	1,925,000	9.06	$0.30	285,007	$0.30

	1,925,000	9.06	$0.30	285,007	$0.30

The Company has issued 1,925,000 stock options to employees at the exercise prices of $0.30 with the fair value of the options of $472,577 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 148%, ten (10) years term, and dividend yield of 0%. The stock option expense for the three months ended November 30, 2008 and November 30, 2007 was $50,633 and $0, respectively.

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

NOTE 12    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $5,005 for interest and $0 for income taxes during the three months ended November 30, 2008. The Company paid $140 for interest and $0 for income taxes during the three months ended November 30, 2007.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13    COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. Rent expense under the operating lease for the three months ended November 30, 2008 and 2007 was $103,958 and $122,105, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending November 30,	Amount

2009	$316,526
2010	79,564
$396,090

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $43,125 and $37,500 in general and administrative expenses for the three months ended November 30, 2008 and 2007, respectively. The Company has future minimum salary commitments as follows:

Twelve months ending November 30,	Amount

2009	$194,063
2010	33,063
$227,126

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

NOTE 14     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $13,587,106 as of November 30, 2008 and has incurred net loss of $1,050,570 for the three months ended November 30, 2008. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition

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

Overview

Our current operations consist of the operations of WallStreet, a financial media and advertising company that provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its financial Web site www.wallst.net. Advertising on WallSt.net consists of continuous or rotating client profiles on various Web pages within WallSt.net. Delivery of these profiles is based on a certain number of impressions on WallSt.net depending on our client agreements. An impression is defined as a single instance of an advertisement being displayed. Furthermore, WallStreet provides E-mail services to its clients, which are mailings sent to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be purchased on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee basis in which the client receives access to a fixed number of transmittals per-month. We record the revenue on the fixed-fee basis pro-rated over the term of the client agreement.

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

Results of Operations

Our consolidated results of operations for the three months ended November 30, 2008 and 2007 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported a net loss of $1,050,570 for the three months ended November 30, 2008 compared to a loss of $631,319 for the same period ended November 30, 2007. The increase in loss was principally attributable to the reduced valuation of market securities in our portfolio and increase in selling, general & administrative expenses, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the three months period ended November 30, 2008 were $834,787 compared to $1,878,893 for the same period in 2007. Revenues decreased by $1,044,106 (56%) during the three months period due to decrease in advertisements on our website due to current economic conditions and recent downturn in financial markets, resulting in clients not spending on advertising dollars.

Impairment of marketable securities for the three months period ended November 30, 2008 was $629,245 compared to $861,903 for the same period ended in 2008. Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three months period ended November 30, 2008.

Depreciation expense for the three months period ended November 30, 2008 was $15,135 compared to $10,616 for the same period in 2007.

Interest expense for the three months period ended November 30, 2008 was $7,511 compared to $47,540 for the same period in 2007. Interest expense decreased by $40,029 (84%) resulting from the conversion in January 2008 of the $3,000,000 promissory notes due to an officer into 15,000,000 shares of common stock. Interest is charged on the $3,000,000 promissory notes we executed in January 2005 due and payable in January 2010.

Realized loss on sale of marketable securities for the three months period ended November 30, 2008 was $218,238 compared to $1,724 for the same period in 2007. We sold non-performing marketable securities held in our possession and realized losses on their sale to better manage our portfolio. Unrealized loss for the three months ended November 30, 2008 was $515,850 compared to unrealized loss of $63,523 for the same period in 2007. Unrealized loss resulted due to the decrease in market value of the marketable securities held at November 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $4,994 at November 30, 2008. As shown in the accompanying consolidated financial statements, we recorded a loss of $1,050,570 for the three months period ended November 30, 2008 compared to loss of $631,319 for the same period in 2007. Our current liabilities exceeded our current assets by $1,853,046 at November 30, 2008 and net cash used in operating activities for the three months ended November 30, 2008 was $526,951. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the three months period ended November 30, 2008 was $526,951 resulted due to an increase in receivables of $1,859, decrease in other current assets and deposits of $5,400, increase in accounts payable of $132,738, increase in accrued expenses and other liabilities of $126,466, and increase in deferred revenues of $2,040.

Investing Activities

Net cash provided by investing activities for the three months period ended November 30, 2008 was $159,215. We received $159,215 in net cash proceeds from sale and purchase of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months period ended November 30, 2008 was $299,418 due to cash received from sale of securities amounting to $299,418.

As a result of the above activities, we experienced a net decrease in cash of $68,318 for the three months period ended November 30, 2008. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors through the sale of our securities.

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

Revenue Recognition

We record revenues on the basis of services provided to our client for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, we receive from our clients’ cash and/or securities, as compensation for providing such services.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Matthew Turner, Dutch Dewaard vs. Financial Media Group, Inc., Digital WallStreet, Inc., WallStreet Direct, Inc. and Albert Aimers, Superior Court of the State of California, Orange County, Case No. 00115406

On November 26, 2008, a complaint was filed against us for the unpaid compensation for consulting services provided to us in the amount of $66,239.24. The complaint alleges that we entered into an oral agreement with the Plaintiffs on or about August 2006, whereby Plaintiffs provided consulting and sales services to us for compensation and $66,239.24 of the compensation remains due to the Plaintiffs. We have filed an answer to the complaint and no discovery has commenced as of date. We intend to vigorously defend this action.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Changes in Securities

During the three months ended November 30, 2008, the Company sold 820,605 shares of restricted common stock to investors pursuant to an exemption from registration under Regulation S and Private Placement Memorandum dated June 12, 2008. The shares were sold to investors at a price ranging from $0.03 to $0.50 per share for total proceeds of $299,418 after issuing expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL MEDIA GROUP, INC.

Date: January 16, 2009	By: /s/ ALBERT AIMERS
Albert Aimers
Chief Executive Officer