Form 10-Q
period 2009-02-28
Financial Media Group, Inc.
filed 2009-04-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 17, 2009, there were 78,401,846 shares of registrant’s common stock outstanding.

FINANCIAL MEDIA GROUP, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended February 28, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2009	August 31, 2008
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$13,788	$73,312
Accounts receivable, net	43,065	53,718
Marketable securities	1,149,733	2,217,852
Other current assets	8,039	1,793
Total current assets	1,214,625	2,346,675

PROPERTY & EQUIPMENT, Net	52,296	82,566

DEPOSIT	4,152	34,671

Total assets	$1,271,073	$2,463,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$861,820	$613,929
Accrued expenses	846,885	806,639
Deferred revenue	106,900	424,832
Due to related parties	1,043,418	820,729
Notes payable	550,000	650,000
Total current liabilities	3,409,023	3,316,129

Commitment & contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
78,401,846 and 65,726,873 shares issued and outstanding at
February 28, 2009 and August 31, 2008, respectively	78,402	65,727
Paid in capital	12,034,574	11,339,465
Unrealized gain on marketable securities	415,431	279,130
Accumulated deficit	(14,666,357)	(12,536,538)
Total stockholders' deficit	(2,137,950)	(852,216)

Total liabilities and stockholders' deficit	$1,271,073	$2,463,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months periods ended		For the six months periods ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues
Revenue in the form of cash	$44,205	$171,755	$116,660	$738,495
Revenue in the form of marketable securities	197,600	1,996,992	959,932	3,309,145
	241,805	2,168,747	1,076,592	4,047,640
Operating expenses
Selling, general & administrative	622,821	1,410,640	1,633,299	2,994,270
Depreciation	15,136	13,298	30,271	23,914
Impairments	460,544	1,469,547	1,089,789	2,331,450
Total operating expenses	1,098,501	2,893,485	2,753,359	5,349,634

Loss from operations	(856,696)	(724,738)	(1,676,767)	(1,301,994)

Non-Operating Income (Expense):
Interest expense	(2,288)	(17,720)	(9,749)	(65,260)
Loss on sale of marketable securities	(220,265)	(323,921)	(438,503)	(323,645)
Total non-operating expense	(222,553)	(341,641)	(448,252)	(390,905)

Loss from operations before income taxes	(1,079,249)	(1,066,379)	(2,125,019)	(1,692,899)

Provision for income tax	-	-	4,800	4,800

Net Loss	(1,079,249)	(1,066,379)	(2,129,819)	(1,697,699)

Other comprehensive gain (loss):
Unrealized gain on marketable securities	1,445,436	1,630,904	929,586	1,567,380
Reclassification Adjustment	(996,860)	186,850	(793,285)	161,647

Comprehensive gain (loss)	$(630,673)	$751,375	$(1,993,518)	$31,328

Basic & diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares of share capital outstanding*
- basic& diluted	70,165,497	48,732,916	68,120,692	41,892,727

* Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months periods ended February 28, 2009 and 2008 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months period ended February 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,129,819)	$(1,697,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	1,088	51,710
Depreciation and amortization	30,271	23,914
Revenues in form of marketable securities	(959,932)	(3,309,145)
Impairment of marketable securities	1,089,789	2,331,450
Loss on sale of marketable securities	438,503	325,645
Issuance of common stock/warrants/options for services	265,322	64,591
Issuance of shares for settlement of debt	139,998	-
(Increase) decrease in current assets:
Receivables	9,565	(8,813)
Other current assets and deposits	24,274	(7,932)
Increase (decrease) in current liabilities:
Accounts payable	247,891	182,751
Accrued expenses and other liabilities	162,935	201,379
Deferred revenues	12,059	(179,785)
Net cash used in operating activities	(668,058)	(2,021,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(49,629)
Cash received from disposal (acquisition) of marketable securities-net	306,070	817,213
Net cash provided by investing activities	306,070	767,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable to officer	-	(7,500)
Cash received from the shares to be issued	-	14,957
Proceeds from sale of common stock	302,464	1,147,814
Net cash provided by financing activities	302,464	1,155,271

NET DECREASE IN CASH & CASH EQUIVALENTS	(59,524)	(99,079)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	73,312	172,013

CASH & CASH EQUIVALENTS, ENDING BALANCE	$13,788	$72,934

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

On June 13, 2006, Financial Media Group, Inc. established a wholly-owned subsidiary My WallStreet, Inc. and launched in January 2007, http://my.wallst.net, an online community for investors. The website offers free membership and provides social networking applications including messaging, blogs, message boards, video and audio uploads, and personal profile pages. In addition, members of MyWallSt can participate in the “Rookie Challenge,” a proprietary virtual stock trading simulator that allows members to compete against each other for a weekly cash prize. Members can also communicate with another, rate individual stocks, post comments on individual stocks, and compile their own Watch list of stocks, which can be viewed and commented on by other members of the online community. Unlike other social network services including MySpace and Face Book, MyWallSt members have one interest in common: they want to become better investors. MyWallSt also provides a venue for investors to interact with public company executives, many of whom have active profiles on the website.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2008 were filed on December 12, 2008 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,872 as of February 28, 2009 and August 31, 2008, respectively.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Revenue Recognition Policy

The Company’s primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services include audio and video production of senior management interviews, newsletters and editorials, small cap companies’ conferences and seminars, e-mail mailings and forums, media and advertising. These services are provided by the Company’s subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company performed the contracted services, and collectability of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction for services provided.

The Company provides news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by the Company’s subsidiary Financial Filings Corp. Revenues are recognized and recorded when the performances of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectability of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

The Company provides a broad range of information on investing techniques and education tools to investors through workshops and exhibits. The Company’s subsidiary Wealth Expo provides revenue streams for the Company through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the performance of such services are completed. The Company adheres to the guidelines established under Staff Accounting Bulletin 104 whereby, the Company executes a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when the Company completed the performed the contracted services, and collectability of the fees has occurred when the Company receives cash and/or marketable securities in satisfaction of services provided.

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

Reporting Segments

Statement of financial accounting standards No.131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

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

Marketable securities classified as available for sale consisted of the following as of February 28, 2009 (Unaudited):

Equity Securities Name and Symbol	No. of Shares Held at February 28, 2009	Cost	Market Value at February 28, 2009	Accumulated Unrealized Loss	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)
CEO America, Inc. (CEOA)	1,000,000	$9,000	$15,000	$-	$6,000	PK
CytoDyn, Inc. (CYDY)	142,857	8,571	52,857	-	44,286	PK
FIMA, Inc (FIMA)	357,000	14,994	14,280	(714)	-	PK
GENCO Corp (GNCC)	294,118	17,647	11,765	(5,882)	-	PK
GeneThera Inc (GTHR)	261,000	65,250	65,250	-	-	PK
Ifinix Corp (INIX)	30,000,000	120,000	120,000	-	-	PK
Nexplore Corp. (NXPC)	200,000	108,000	130,000	-	22,000	PK
OneScreen Inc. (OSCN)	147,052	102,936	108,818	-	5,882	PK
PSM Holdings, Inc. (PSMH)	157,895	63,158	252,632	-	189,474	PK
Raven Moon Entertainment, Inc. (RVENE)	2,500,624,843	128,444	128,506	-	62	PK
Sunrise Consulting Group (SNRS)	515,000,000	51,500	51,500	-	-	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	32,500	-	17,500	PK
Others - Less than $10,000 Cost		29,800	166,625	-	136,824
Total		$734,301	$1,149,733	$(6,596)	$422,027

As of February 28, 2009, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $460,544 and $1,089,789 for the three months and six month periods ended February 28,2009 compared to $1,469,547 and $2,331,450 for the same periods in 2008.

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

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company sold marketable securities during the three months and six months periods ended February 28, 2009and recorded a realized loss of $220,265 and $438,503 compared to a realized loss of $323,921 and $325,645 during the same periods ended February 29, 2008, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2009	August 31, 2008
Office and computer equipment	$191,653	$191,652

Less accumulated depreciation:	(139,357)	(109,086)
	$52,296	$82,566

Depreciation expense for the three months and six months periods ended February 28, 2009 was $15,136 and $30,271 compared to $13,298 and $23,914 for the same periods ended February 29, 2008, respectively.

NOTE 5  OTHER ASSETS

Other assets consist of the following:

	February 28, 2009	August 31, 2008
Other Current Assets:
Employee advances	$5,836	$-
Advances to third parties	-	1,550
Prepaid expenses	2,203	243
Total Other Current Assets	$8,039	$1,793

Other Assets:
Rent deposit	$4,152	$34,671
Total Other Assets	$4,152	$34,671

NOTE 6  DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $106,900and $424,832 in deferred revenues at February 28, 2009 and at August 31, 2008, respectively, which will be recognized over the next 12 months.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2009	August 31, 2008
Accrued legal &consulting fees	$135,449	$98,649
Accrued interest	-	36,457
Accrued salaries and payroll taxes	502,736	376,038
Advances from third parties	208,700	295,495
	$846,885	$806,639

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8  DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	February 28, 2009	August 31, 2008
Accrued officer’s compensation	$762,663	$539,974
Accrued consulting fees	32,382	32,382
Accrued interest	248,373	248,373
	$1,043,418	$820,729

The Company recorded an expense of $92,188 and $184,376 for the three months and six months periods ended February 28, 2009 and 2008, respectively, for compensation and benefits provided to the Chief Executive Officer of the Company. Due to related parties are due on demand, interest free.

NOTE 9  NOTE PAYABLE

In August 2004, the Company executed a promissory note of $100,000 from a third party, unsecured, interest at 9% per annum and due on demand. On January 23, 2009, the Company agreed to convert the promissory note of $100,000 and accrued interest of $39,998 by issuance of 10,639,998 shares of common stock valued at $139,998 as payment in full and final settlement of the promissory note including interest.

On July 20, 2008, the Company executed a promissory note of $550,000 to a third party, unsecured, non-interest bearing and due January 20, 2009. The promissory note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.

NOTE 10  EQUITY TRANSACTIONS

Common Stock

Through a private placement on January 25, 2006 and after the acquisition of WallStreet, the Company sold 8 units to eight accredited investors for cash consideration of $120,000. Each unit sold consists of 15,000 common shares, a redeemable Class C Warrant (the “Class C Warrant”), a redeemable Class D Warrant (the “Class D Warrant”), and a redeemable Class E Warrant (the “Class E Warrant”) of Financial Media Group, Inc. Each Class C Warrant entitles the registered holder thereof to purchase, at any time until the first anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment. Each Class D Warrant entitles the registered holder thereof to purchase, at any time until the second anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $2.25 per share, subject to adjustment. Each Class E Warrant entitles the registered holder thereof to purchase, at any time until the third anniversary of the date of the purchase, 15,000 shares of Common Stock at an exercise price of $3.75 per share, subject to adjustment. The Class C Warrants, the Class D Warrants and the Class E Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days prior written notice. Commencing 12 months from the date of the private placement or upon an effective Registration Statement, whichever is earlier, at the price of $0.05 per Warrant, upon not less than 30 days notice to the holders of the Warrants called for redemption, provided that the average closing bid price of the Common Stock exceeds $2.50 for Class C Warrants, $4.50 for the Class D Warrants and $7.50 for the Class E Warrants for 20 trading days. The holders of the Warrants called for redemption shall have exercise rights until the close of business on the date fixed for redemption. Class C Warrants expired on January 25, 2007, Class D Warrants expired on January 25, 2008, and Class E Warrants expired on January 25, 2009, respectively.

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. During the six months ended February 28, 2009, the Company sold 335,533 shares of common stock to the investors and received cash proceeds of $42,464. As of February 28, 2009, the Company has sold 15,483,322 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,466,228 which amounted to approximately 34% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 12, 2008, the Company initiated a Private Placement Memorandum offering to sell 250 units for a total cash consideration of $5,000,000. Each Unit consisted of 40,000 shares of Common Stock, par value $0.001 per share and 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The offering entitles the registered investor redeemable Class A Warrants, redeemable Class B Warrants and redeemable Class C Warrants to purchase, at any time until the 9-month, 12-month and 18-month anniversary of the date of purchase of shares, at an exercise price of $0.75, $1.50 and $3.00, respectively, subject to adjustment. The Class A, Class B and Class C Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the effective date of a registration statement registering the common stock underlying the Warrants (the “Warrant Shares”) for resale or 12 months after the date of issuance of the Warrant, whichever is earlier, if the market price per share of the common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants. During the six months ended February 28, 2009, the Company sold 13 units to investors for a cash consideration of $260,000. As of February 28, 2009, the Company sold 44 units to investors and raised $880,000 pursuant to the June 12, 2008 Private Placement. Pursuant to the terms of financing, the 44 units sold consisted of an aggregate of1,760,000 shares of common stock and 5,280,000 warrants exercisable into 5,280,000 shares of common stock. The fair market value of 1,760,000 Class A warrants, 1,760,000 Class B warrants and 1,760,000 Class C warrants was $ 643,568, $541,990 and $544,238 respectively, calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 160%, term ranging from nine months to 18 months, and dividend yield of 0%.

During the six months ended February 28, 2009, the Company issued 673,249 shares to consultants valued at $42,485in full settlement of their services,10,639,998 shares to a third party in settlement of a promissory note and accrued interest valued at $139,998, 71,500 shares to an employee valued at $25,000 in full settlement of his services, and 434,731 shares to directors valued at $53,333 for their services. The shares were valued at their fair value on the date of issuance.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at February 28, 2009:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2008	Warrants Issued During the Period	Warrants Exercised During the Period	Warrants Expired During the Period	Warrants Outstanding at February 28, 2009
Class E	$3.75	1/25/2009	165,000	-	-	(165,000)	-
Class A2	$3.50	9/1/1008	244,667	-	-	(244,667)	-
Class A	$0.75	3/16/2009 to 7/28/2009	-	1,760,000	-	-	1,760,000
Class B	$1.50	6/16/2009 to 10/28/2009	-	1,760,000	-	-	1,760,000
Class C	$3.00	12/16/2009 to 4/28/2010	-	1,760,000	-	-	1,760,000
			409,667	5,280,000	-	(409,667)	5,280,000

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	409,667	$3.60	-
Issued during the period	5,280,000	$1.75	-
Expired	(409,667)	$3.60	-
Exercised	-	-	-
Outstanding - February 28, 2009	5,280,000	$1.75	-

Following is the summary of the status of warrants outstanding at February 28, 2009:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted average Exercise Price of Exercisable Warrants
$0.75 - $3.00	5,280,000	0.52	$1.75	5,280,000	$1.75

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

The number and weighted average exercise prices of options granted by the Company at February 28, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	2,235,000	$0.23	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(235,000)	(0.30)	-
Outstanding – February 28, 2009	2,000,000	$0.16	$-

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of stock options outstanding at February 28, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.30	2,000,000	8.81	$0.15	634,444	$0.16
	2,000,000	8.81	$0.15	634,444	$0.16

The Company issued 2,000,000 options to officers and consultants at the exercise prices ranging from $0.10 to $0.30 with the fair value of the options valued at $370,091 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%.

The stock option expense for the three months and six months periods ended February 28, 2009 was $33,763 and $67,526 compared to $3,192 and $3,192 for the same periods in 2008, respectively.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of February 28, 2009, no options have been granted under the 2008 Non-Qualified Plan.

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

The number and weighted average exercise prices of stock Options granted by the Company at February 28, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	2,375,000	$0.30	$-
Granted	5,534,000	0.015	-
Exercised	-	-	-
Expired/forfeited	(1,734,000)	0.30	-
Outstanding – February 28, 2009	6,175,000	$0.07	$-

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of stock Options outstanding at February 28, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.30	6,175,000	8.14	$0.07	746,882	$0.19
	6,175,000	8.14	$0.07	746,882	$0.19

During the six months period ended February 28, 2009, the Company granted 5,534,000 stock options to employees to purchase common shares of the Company at an exercise price of $0.015 per share with the fair value of the options valued at $371,464 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.75%, volatility of 264%, ten (10) years term, and dividend yield of 0%.

The stock option expense for the three months and six months periods ended February 28, 2009 was $50,633 and $75,622 compared to $47,725 and $47, 725 for the same periods in 2008, respectively.

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

NOTE 12  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $5,005 for interest and $0 for income taxes during the six months ended February 28, 2009. The Company paid $140 for interest and $0 for income taxes during the six months ended February 28, 2009.

NOTE 13  COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. Rent expense under the operating lease for the three months and six months ended February 28, 2009 was $118,182 and $222,140 compared to $115,104 and $237,209 for the same periods in 2008, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending February 28,	Amount
2010	$318,256
$318,256

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $54,677and $97,802in general and administrative expenses for the three months and six months ended February 28, 2009 compared to $41,250 and $78,750 for the same periods in 2008, respectively.

FINANCIAL MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has future minimum salary commitments as follows:

Twelve months ending February 28,	Amount
2010	$187,643
$187,643

Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently in discussions in negotiating the claims and settling the judgments with the parties.

On January 22, 2008, litigation claiming $20,250 from the Company was commenced for providing space rental and management services. On September 10, 2008, a judgment was entered against the Company in the amount of $14,371.87. An order to appear for examination is set forth for May 7, 2009. The Company has accrued the expense of $14,371.87 in the accompanying financial statements as of February 28, 2009.

On March 27, 2008, a Stipulation of Settlement was entered between a third party vendor and the Company for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against the Company on October 16, 2008. The Company has not paid the judgment as of February 28, 2009. The Company has accrued the expense of $17,794.85 in the accompanying financial statements as of February 28, 2009.

On September 30, 2008, a complaint for a breach of contract was filed against the Company for failing to pay $42,000 in licensing fees for using the vendor’s financial information and analytical tools relating to securities pursuant to an agreement. On March 4, 2009, a judgment for $47,399.45 was awarded in favor of the vendor, and the amount remains unpaid as of February 28, 2009. The Company has accrued the expense of $47,399.45 in the accompanying financial statements as of February 28, 2009

On November 26, 2008, a complaint was filed by two consultants against the Company for unpaid compensation for consulting services provided to in the amount of $66,239. Company is reviewing the allegations and plans to vigorously contest the claims.

On June 20, 2008, a judgment of $19,290.95 was awarded in the favor of a former employee for compensation of services of which the $9,290.95 remains unpaid. The Company has accrued the expense of $9,290.95 in the accompanying financial statements as of February 28, 2009.

On February 18, 2009, litigation against the Company and its subsidiaries to pay $74,194.60 for newswire services was filed by a third party vendor. The Company is reviewing the allegations and plans to contest the claim. The Company has accrued the expense of $74,194.60 in the accompanying financial statements as of February 28, 2009.

NOTE 14  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $14,666,357 as of February 28, 2009 and has incurred net loss of $2,129,819 for the six months ended February 28, 2009.In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended February 28, 2009 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

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

Overview

Our current operations consist of the operations of Forwant.com, a FREE online classified website launched by us on February 20, 2009, that enables users to search for a variety of items and specializes in the categories of Jobs, Housing, For Sale, Personals and Services internationally. The property also has paid premium component.

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

Results of Operations

Our consolidated results of operations for the three months and six months periods ended February 28, 2009 and 2008 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported a net loss of $1,079,249 and $2,129,819 for the three months and six months periods ended February 28, 2009, respectively, compared to a loss of $1,066,379 and $1,697,699 for the same periods ended February 29, 2008, respectively. The increase in loss was principally attributable to the significant reduction in sales due to current economic downturn and increase in loss realized on sale of marketable securities in our portfolio, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the three months and six months periods ended February 28, 2009 were $241,805 and $1,076,592, respectively, compared to $2,168,747 and $4,047,640 for the same periods in 2008, respectively. Revenues decreased by $1,926,942 (89%) and $2,971,048 (137%) during the three months and six months periods ended February 28, 2009 and 2008, respectively, due to significant decrease in advertisements on our website from the  current economic conditions and recent downturn in financial markets, resulting in clients not spending money on advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three months and six months periods ended February 28, 2009 were $622,821 and $1,633,299, respectively, compared to $1,410,640 and $2,994,270 for the same periods in 2008, respectively. S,G&A expenses decreased by $787,819 (56%) and $1,360,971 (45%), respectively, during the three months and six months periods ended February 28, 2009 as compared to the same periods in 2008, primarily due to reduction in payroll costs, reduction in costs due to closure of our office in New York City, reduction in overall administrative, sales and marketing personnel due to right sizing the Company as a result of reduction in revenues, and reduction in legal costs.

Impairment of marketable securities for the three months and six months periods ended February 28, 2009 were $460,544 and $1,089,789, respectively, compared to $1,469,547 and $2,331,450 for the same periods ended in 2008, respectively. Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three months and six months periods ended February 28, 2009.

Depreciation expense for the three months and six months periods ended February 28, 2009 was $15,136 and $30,271, respectively, compared to $13,298 and $23,914 for the same periods in 2008, respectively.

Interest expense for the three months and six months periods ended February 28, 2009 was $2,292 and $9,803, respectively, compared to $17,720 and $$65,260 for the same periods in 2008, respectively. Interest expense decreased by $15,428 (87%) and $55,457 (357%) for the three months and six months periods ended February 28, 2009 resulting from the conversion in January 2008 of the $3,000,000 promissory notes due to an officer into 15,000,000 shares of common stock. Interest was charged on the $3,000,000 promissory notes we executed in January 2005 due and payable in January 2010.

Realized loss on sale of marketable securities for the three months and six months periods ended February 28, 2009 was $220,265 and $438,503, respectively, compared to $323,921 and $325,645 for the same periods in 2008, respectively. We sold marketable securities held in our possession and realized losses on their sale to fund our operating costs. Unrealized gain for the six months period ended February 28, 2009 was $929,586 compared to $1,567,320 for the same period in 2008. Unrealized gain resulted from the increase in market value of the marketable securities held at February 28, 2009 and August 31, 2008, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $13,788 at February 28, 2009 compared to $72,934 at February 29, 2008. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,129,819 for the six months period ended February 28, 2009 compared to a loss of $1,697,699 for the same period in 2008. Our current liabilities exceeded our current assets by $2,164,398 at February 28, 2009 and net cash used in operating activities for the six months ended February 28, 2009 was $668,058. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than a month and we will need an additional $2,000,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Operating Activities

Net cash used in operating activities for the six months period ended February 28, 2009 was $668,058 resulted due to decrease in receivables of $9,565, decrease in other current assets and deposits of $24,274, increase in accounts payable of $247,891, increase in accrued expenses and other liabilities of $162,935, and increase in deferred revenues of $12,059.

Investing Activities

Net cash provided by investing activities for the six months period ended February 28, 2009 was $306,070 from sale of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months period ended February 28, 2009 was $302,464 from the sale of common stock amounting to $302,464.

As a result of the above activities, we experienced a net decrease in cash of $59,524 for the six months period ended February 28, 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors through the sale of our securities.

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

Our primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services include audio and video production of senior management interviews, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. These services are provided by our subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we performed the contracted services, and collectability of the fees has occurred when we receive cash and/or marketable securities in satisfaction for services provided.

We provide news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services are provided by our subsidiary Financial Filings Corp. Revenues are recognized and recorded when the performances of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we completed the performed the contracted services, and collectability of the fees has occurred when we receive cash and/or marketable securities in satisfaction of services provided.

We provide a broad range of information on investing techniques and education tools to investors through workshops and exhibits. Our subsidiary, The Wealth Expo, provides us revenue streams through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services is recognized and recorded when the performance of such services are completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services has occurred when we completed the performed the contracted services, and collectability of the fees has occurred when we receive cash and/or marketable securities in satisfaction of services provided.

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

FASB Staff Position on FAS No.115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of February 28, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Renaissance Hotel management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M1104953

On January 22, 2008, litigation claiming $20,250 from Financial Media Group, Inc. was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87.

CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY

On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008. We have not paid the judgment.

Matthew Turner vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 18-69884 KV

On June 20, 2008, a judgment of $19,290.95 was awarded by the Labor Commissioner, Department of Industrial Relations, in favor of Plaintiff, of which the $9,290.95 remains unpaid.

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726

On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $47,399.45 was awarded in favor of Dow Jones, and the said amount remains unpaid.

Matthew Turner, Dutch Dewaard vs. Financial Media Group, Inc., Digital WallStreet, Inc., WallStreet Direct, Inc. and Albert Aimers, Superior Court of the State of California, Orange County, Case No. 00115406

On November 26, 2008, a complaint was filed against us for the unpaid compensation for consulting services provided to us in the amount of $66,239. The complaint alleges that we entered into an oral agreement with the Plaintiffs on or about August 2006, whereby Plaintiffs provided consulting and sales services to us for compensation and $66,239 of the compensation remains due to the Plaintiffs. Our counsel believes that the merits of the claims are baseless and unsupportable, and we plan to vigorously contest the allegations. Additionally, we intend to file a cross complaint for breach of contract and performance, malicious prosecution from unrelated entities and for damages.

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09

On February 18, 2009, PR Newswire filed litigation against the Company and its subsidiaries to pay $74,194.60 for services provided by PR Newswire. We are reviewing the allegations and plan to contest the claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Changes in Securities

During the three months ended February 28, 2009, we sold 34,928 shares of restricted common stock to an investor pursuant to an exemption from registration under Regulation S. The shares were sold to the investor at a price of $0.09 per share for total proceeds of $3,046after issuing expenses.

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

FINANCIAL MEDIA GROUP, INC.

Date: April 17, 2009	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer