Form 10-Q
period 2009-05-31
CLICKER INC.
filed 2009-07-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-32923

CLICKER INC.
 (Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

18952 MacArthur Blvd, Suite 210, Irvine, CA 92612
(Address of principal executive office) (zip code)

(949) 486-3990
(Registrant’s telephone number, including area code)

Financial Media Group, Inc.
(Former name, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No [X]

As of July 17, 2009, there were 80,235,173 shares of registrant’s common stock outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended May 31, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLICKER INC.
(Formerly, Financial Media Group, Inc.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2009	August 31, 2008
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,375	$73,312
Accounts receivable, net	39,350	53,718
Marketable securities	610,876	2,217,852
Other current assets	38,003	1,793
Total current assets	689,584	2,346,675

PROPERTY & EQUIPMENT, Net	37,160	82,566

DEPOSIT	4,152	34,671

Total assets	$730,916	$2,463,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$937,287	$613,929
Accrued expenses	757,721	806,639
Deferred revenue	50,800	424,832
Due to related parties	1,164,554	820,729
Notes payable	690,000	650,000
Total current liabilities	3,600,362	3,316,129

Commitment & contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
80,235,173 and 65,726,873 shares issued and outstanding at
May 31, 2009 and August 31, 2008, respectively	80,235	65,727
Paid in capital	12,105,682	11,339,465
Unrealized gain on marketable securities	45,099	279,130
Accumulated deficit	(15,100,462)	(12,536,538)
Total stockholders' deficit	(2,869,446)	(852,216)

Total liabilities and stockholders' deficit	$730,916	$2,463,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKER INC.
(Formerly, Financial Media Group, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month periods ended		For the Nine Month periods ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues
Revenue in the form of cash	$12,343	$367,743	$129,003	$1,106,238
Revenue in the form of marketable securities	107,050	2,027,844	1,066,982	5,336,989
	119,393	2,395,587	1,195,985	6,443,227
Operating expenses
Selling, general & administrative	339,120	1,349,943	1,972,419	4,344,213
Depreciation	15,135	15,024	45,406	38,938
Impairments	230,606	697,266	1,320,395	3,028,716
Total operating expenses	584,861	2,062,232	3,338,220	7,411,866

Income (Loss) from operations	(465,468)	333,355	(2,142,710)	(968,639)

Non-Operating Income (Expense):
Interest expense	(33,000)	(2,667)	(42,749)	(67,927)
Loss on sale of marketable securities	(172,392)	(95,411)	(610,895)	(421,056)
Other income	237,230	-	237,230	(421,056)
Total non-operating income (expense)	31,838	(98,078)	(416,414)	(488,983)

Income (loss) from operations before income taxes	(433,631)	235,276	(2,559,125)	(1,457,623)

Provision for income tax	-	-	4,800	4,800

Net Income (loss)	(433,631)	235,276	(2,563,925)	(1,462,423)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(237,079)	(1,042,372)	692,507	525,008
Reclassification Adjustment	(148,252)	(39,659)	(941,537)	121,988

Comprehensive loss	$(819,435)	$(846,755)	$(2,812,955)	$(815,427)

Basic & diluted net earnings (loss) per share	$(0.006)	$0.004	$(0.04)	$(0.034)

Weighted average shares of share capital outstanding*
- basic& diluted	78,760,540	61,362,532	71,706,282	48,430,034

* Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months periods ended May 31, 2009 and 2008 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKER INC.
(Formerly, Financial Media Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month periods ended May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,563,925)	$(1,462,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	980	86,714
Depreciation and amortization	45,406	38,938
Revenues in form of marketable securities	(1,066,507)	(5,336,989)
Impairment of marketable securities	1,320,395	3,028,716
Loss on sale of marketable securities	610,895	421,056
Issuance of warrants and options for services	202,446	140,636
Issuance of shares for services	135,818	33,000
(Increase) decrease in current assets:
Receivables	13,388	(484,558)
Other current assets and deposits	(5,691)	55,068
Increase (decrease) in current liabilities:
Accounts payable	323,358	207,535
Accrued expenses and other liabilities	434,905	291,420
Deferred revenues	(282,017)	207,703
Net cash used in operating activities	(830,547)	(2,773,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(53,583)
Cash received from disposal of marketable securities-net	456,146	1,164,119
Net cash provided by investing activities	456,146	1,110,537

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable to officer	-	(7,500)
Cash received from loan from third party	-	88,000
Proceeds from sale of common stock	302,464	1,446,812
Net cash provided by financing activities	302,464	1,527,312

NET DECREASE IN CASH & CASH EQUIVALENTS	(71,937)	(135,335)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	73,312	172,013

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,375	$36,678

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Issuance of common stock for settlement of debt	$139,998	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKER INC.
(Formerly Financial Media Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users. On May 12, 2009, Financial Media Group, Inc (“FMG”) merged with Clicker into a single corporation and ceased its existence and the surviving corporation was named Clicker, Inc.

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Clicker was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing as a provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. As this merger is between entities under the common control, the issuance of the promissory notes to the majority shareholder has been recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis. The company provides Internet based media and advertising services through its network of financial websites. The company provides full array of customized investor awareness programs such senior management interviews, text and display advertising, press releases, conferences and seminars, and email marketing.

Digital WallStreet, Inc. was incorporated in Nevada on June 12, 2002, and commenced its operations during the first quarter of 2003. WallStreet is a full service financial media company focused on applications that enable investors to collaborate directly with publicly traded companies. The company provides internet media and advertising services through its network of financial websites.

On January 6, 2006, Clicker acquired 100% of the equity in WallStreet pursuant to an Agreement and Plan of Reorganization dated September 19, 2005 by and between WallStreet and the Company. Clicker, formerly known as Financial Media Group, Inc., and prior to that known as Giant Jr. Investments Corp., was incorporated in Nevada in 1984 as Business Development Company, Inc. Pursuant to the acquisition of WallStreet, WallStreet became the wholly-owned subsidiary of Clicker, Inc. The former shareholders of WallStreet received 19,998,707 shares or 82% of the issued and outstanding shares of the Company’s common stock in exchange for all the issued and outstanding shares of WallStreet.

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

In February 2009, the Company launched Forwant.com, a free online classified website that enables users to search for a variety of items and specializes in the categories of Jobs, Housing, For Sale, Personals and Services internationally. The property also has paid premium component.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2008 were filed on December 12, 2008 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,872 as of May 31, 2009 and August 31, 2008.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, ”Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended August 31, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended August 31, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

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

Marketable securities classified as available for sale consisted of the following as of May 31, 2009 (Unaudited):

Equity Securities Name and Symbol	No. of Shares Held at May 31, 2009	Cost	Market Value at May 31, 2009	Accumulated Unrealized Loss	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)
CEO America, Inc. (CEOA)	1,000,000	$9,000	$15,000	$-	$6,000	PK
Exousia Advanced Material (EXOU)	200,000	92,000	101,800	-	9,800	OB
FIMA, Inc (FIMA)	357,000	14,994	10,710	(4,284)	-	PK
GENCO Corp (GNCC)	294,118	17,647	14,706	(2,941)	-	PK
GeneThera Inc (GTHR)	261,000	14,355	14,355	-	-	PK
Ifinix Corp (INIX)	30,000,000	12,000	12,000	-	-	PK
Ingen Technologies, Inc. (IGNT)	15,000,000	30,000	28,500	(1,500)	-	PK
OneScreen Inc. (OSCN)	14,705	44,116	44,116	-	-	PK
Raven Moon Entertainment, Inc. (RVENE)	2,500,624,843	250,000	250,062	-	62	PK
Sunrise Consulting Group (SNRS)	515,000,000	51,500	51,500	-	-	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	25,000	-	10,000	PK
Others - Less than $10,000 Cost		24,419	43,127	(3,000)	30,960
Total		$569,031	$610,876	$(11,725)	$56,822

Marketable securities classified as available for sale consisted of the following as of August 31, 2008:

Equity Securities Name and Symbol	Number of shares Held at August 31, 2008	Cost	Market Value at August 31, 2008	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Axial Vector Engine Corp. (AXVC)	410,958	$127,397	$127,397	$-	$-	PK
Bio-Clean International, Inc. (BCLE)	100,000	4,000	4,000	-	-	PK
CanAm Uranium Corp (CAUI)	1,180,000	11,800	8,850	-	(2,950)	BB
China YouTV Corp	1,400,000	42,000	42,000	-	-	BB
Exousia Advanced mat (EXOU)	401,538	261,000	244,938	-	(16,062)	BB
FIMA, Inc (FIMA)	357,000	14,994	14,994	-	-	PK
GENCO Corp (GNCC)	294,118	17,647	38,235	20,588	-	PK
Global 8 Technologies, Inc. (GBLE)	331,180	131,860	69,548	-	(62,313)	PK
Ifinix Corp. (INIX)	34,500,000	315,000	483,000	168,000	-	PK
International Food Products Group, Inc. (IFDG)	4,000,000	22,000	22,000	-	-	PK
Nexplore Corp. (NXPC)	200,000	108,000	108,000	-	-	PK
NutriPure Beverages, Inc. (NUBV)	250,033,333	10,000	25,003	15,003	-	PK
PRG Group, Inc. (PRGJ)	454,000	13,620	13,620	-	-	PK
PSM Holdings, Inc. (PSMH)	157,895	142,106	86,842	-	(55,263)	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,062	62	-	BB
Sebastian River Holdings, Inc. (SBRH)	75,000	100,000	67,500	-	(32,500)	PK
Signature Devices, Inc. (SDVI)	3,880,000	39,352	69,840	30,488	-	PK
Sunrise Consulting Group (SNRS)	1,015,000,000	101,500	101,500	-	-	PK
VidShadow Inc. (VSHD)	147,052	132,800	169,110	-	36,310	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	25,000	10,000	-	PK
WayPoint Biomedical Holdings, Inc. (WYPH)	715,000	10,725	7,150	-	(3,575)	PK
XTend Medical Corp. (XMDC)	12,375,000	7,425	7,425	-	-	PK
Others - Less than $10,000 cost	59,469,863	47,219	230,336	180,572	(9,232)
		$1,926,946	2,217,852	$424,714	$(145,585)

As of May 31, 2009, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $230,606 and $1,320,395 for the three months and nine month periods ended May 31, 2009 compared to $697,266 and $3,028,716 for the same periods in 2008.

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

The Company sold marketable securities during the three months and nine months periods ended May 31, 2009 and recorded a realized loss of $172,392 and $610,895 compared to a realized loss of $95,411 and $421,056 during the same periods ended May 31, 2008, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2009	August 31, 2008
Office and computer equipment	$191,653	$191,652

Less accumulated depreciation:	(154,493)	(109,086)
	$37,160	$82,566

Depreciation expense for the three months and nine months periods ended May 31, 2009 was $15,135 and $45,406 compared to $15,024 and $38,938 for the same periods ended May 31, 2008, respectively.

NOTE 5  OTHER ASSETS

Other assets consist of the following:

	May 31, 2009	August 31, 2008
Other Current Assets:
Employee advances	$5,800	$-
Advances to third parties	30,000	1,550
Prepaid expenses	2,203	243
Total Other Current Assets	$38,003	$1,793

Other Assets:
Rent deposit	$4,152	$34,671
Total Other Assets	$4,152	$34,671

NOTE 6  DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $50,800 and $424,832 in deferred revenues at May 31, 2009 and at August 31, 2008, respectively, which will be recognized over the next 12 months.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31, 2009	August 31, 2008
Accrued legal &consulting fees	$145,246	$98,649
Accrued interest	33,000	36,457
Accrued salaries and payroll taxes	510,775	376,038
Advances from third parties	68,700	295,495
	$757,721	$806,639

NOTE 8  DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	May 31, 2009	August 31, 2008
Accrued officer’s compensation	$886,032	$539,974
Accrued consulting fees	30,149	32,382
Accrued interest	248,373	248,373
	$1,164,554	$820,729

The Company recorded an expense of $92,188 and $276,564 for the three months and nine months periods ended May 31, 2009 and 2008, respectively, for compensation and benefits provided to the Chief Executive Officer of the Company. Due to related parties are due on demand and interest free.

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

On July 20, 2008, the Company executed a promissory note of $550,000 to a third party, unsecured, non-interest bearing and due January 20, 2009. The promissory note required an annual interest rate of 18% if not paid on due date. The Company is in default in payment of the promissory note and recorded an interest expense of $33,000 in the accompanying financial statements for the three months periods period ended May 31, 2009. The promissory note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.

On March 1, 2009, the Company executed a promissory note of $140,000 to a third party, unsecured, non-interest bearing and due on September 1, 2009.

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

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. During the nine months ended May 31, 2009, the Company sold 335,533 shares of common stock to the investors and received cash proceeds of $42,464. As of May 31, 2009, the Company has sold 15,483,322 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,466,228 which amounted to approximately 34% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On June 12, 2008, the Company initiated a Private Placement Memorandum offering to sell 250 units for a total cash consideration of $5,000,000. Each Unit consisted of 40,000 shares of Common Stock, par value $0.001 per share and 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The offering entitles the registered investor redeemable Class A Warrants, redeemable Class B Warrants and redeemable Class C Warrants to purchase, at any time until the 9-month, 12-month and 18-month anniversary of the date of purchase of shares, at an exercise price of $0.75, $1.50 and $3.00, respectively, subject to adjustment. The Class A, Class B and Class C Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the effective date of a registration statement registering the common stock underlying the Warrants (the “Warrant Shares”) for resale or 12 months after the date of issuance of the Warrant, whichever is earlier, if the market price per share of the common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants. During the Nine months ended May 31, 2009, the Company sold 13 units to investors for a cash consideration of $260,000. As of May 31, 2009, the Company sold 44 units to investors and raised $880,000 pursuant to the June 12, 2008 Private Placement. Pursuant to the terms of financing, the 44 units sold consisted of an aggregate of 1,760,000 shares of common stock and 5,280,000 warrants exercisable into 5,280,000 shares of common stock. The fair market value of 1,760,000 Class A warrants, 1,760,000 Class B warrants and 1,760,000 Class C warrants was $643,568, $541,990 and $544,238 respectively, calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 160%, term ranging from nine months to 18 months, and dividend yield of 0%.

During the nine months ended May 31, 2009, the Company issued 673,249 shares to consultants valued at $42,485 in full settlement of their services, 10,639,998 shares to a third party in settlement of a promissory note and accrued interest valued at $139,998, 71,500 shares to an employee valued at $25,000 in full settlement of his services, and 2,268,058 shares to directors valued at $68,333 for their services. The shares were valued at their fair value on the date of issuance.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at May 31, 2009:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2008	Warrants Issued During the Period	Warrants Exercised During the Period	Warrants Expired During the Period	Warrants Outstanding at May 31, 2009
Class E	$3.75	1/25/2009	165,000	-	-	(165,000)	-

Class A2	$3.50	9/1/1008	244,667	-	-	(244,667)	-

Class A	$0.75	3/16/2009 to 7/28/2009	-	1,760,000	-	(1,240,000)	520,000

Class B	$1.50	6/16/2009 to 10/28/2009	-	1,760,000	-	-	1,760,000

Class C	$3.00	12/16/2009 to 4/28/2010	-	1,760,000	-	-	1,760,000
			409,667	5,280,000	-	(1,649,667)	4,040,000

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	409,667	$3.60	-
Issued during the period	5,280,000	1.75	-
Expired	(1,649,667)	1.46	-
Exercised	-	-	-
Outstanding - May 31, 2009	4,040,000	$2.06	-

Following is the summary of the status of warrants outstanding at May 31, 2009:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted average Exercise Price of Exercisable Warrants
$0.75 - $3.00	4,040,000	0.40	$2.06	4,040,000	$2.06

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

The number and weighted average exercise prices of options granted by the Company at May 31, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	2,235,000	$0.17	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(1,735,000)	(0.13)	-
Outstanding – May 31, 2009	500,000	$0.30	$-

Following is a summary of the status of stock options outstanding at May 31, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.30	500,000	8.56	$0.30	240,694	$0.30
	500,000	8.56	$0.30	240,694	$0.30

The Company issued 2,235,000 options to officers and consultants at the exercise prices ranging from $0.10 to $0.30 with the fair value of the options valued at $370,091 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.50%, volatility of 148%, ten (10) years term, and dividend yield of 0%.

The stock option expense for the three months and nine months periods ended May 31, 2009 was $13,152 and $80,678 compared to $42,588 and $0 for the same periods in 2008, respectively.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of May 31, 2009, no options have been granted under the 2008 Non-Qualified Plan.

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

The number and weighted average exercise prices of stock Options granted by the Company at May 31, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2008	2,375,000	$0.30	$-
Granted	5,534,000	0.07	-
Exercised	-	-	-
Expired/forfeited	(1,734,000)	0.21	-
Outstanding – May 31, 2009	6,175,000	$0.07	$-

Following is a summary of the status of stock Options outstanding at May 31, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.30	6,175,000	7.89	$0.07	2,094,799	$0.19
	6,175,000	7.89	$0.07	2,094,799	$0.19

During the Nine months period ended May 31, 2009, the Company granted 5,534,000 stock options to employees to purchase common shares of the Company at an exercise price of $0.015 per share with the fair value of the options valued at $371,464 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.75%, volatility of 264%, ten (10) years term, and dividend yield of 0%.

The stock option expense for the three months and nine months periods ended May 31, 2009 was $24,038 and $98,709 compared to $76,045 and $98,048 for the same periods in 2008, respectively.

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

NOTE 12  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $5,005 for interest and $0 for income taxes during the nine months ended May 31, 2009. The Company paid $2,100 for interest and $0 for income taxes during the nine months ended May 31, 2008.

NOTE 13  COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on May 31, 2010. Rent expense under the operating lease for the three months and nine months ended May 31, 2009 was $89,257 and $311,397 compared to $98,834 and $328,043 for the same periods in 2008, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending May 31,	Amount
2010	$238,692
$238,692

Employment Agreement

On January 26, 2007, the Company entered into an employment agreement with its Chief Financial Officer for a three year period, to provide salary, bonuses, and other fringe benefits. The Company recorded a compensation expense of $56,834 and $161,873 in general and administrative expenses for the three months and nine months ended May 31, 2009 compared to $43,125 and $121,875 for the same periods in 2008, respectively. The Company has future minimum salary commitments as follows:

Twelve months ending May 31,	Amount
2010	$132,610
$132,610

Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently in discussions in negotiating the claims and settling the judgments with the parties.

On January 22, 2008, litigation claiming $20,250 from the Company was commenced for providing space rental and management services. On September 10, 2008, a judgment was entered against the Company in the amount of $14,371.87. The Company has accrued the expense of $14,371.87 in the accompanying financial statements as of May 31, 2009.

On March 27, 2008, a Stipulation of Settlement was entered between a third party vendor and the Company for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against the Company on October 16, 2008. The Company has not paid the judgment as of May 31, 2009. The Company has accrued the expense of $17,794.85 in the accompanying financial statements as of May 31, 2009.

On September 30, 2008, a complaint for a breach of contract was filed against the Company for failing to pay $42,000 in licensing fees for using the vendor’s financial information and analytical tools relating to securities pursuant to an agreement. On March 4, 2009, a judgment for $47,399.45 was awarded in favor of the vendor, and the amount remains unpaid as of May 31, 2009. The Company has accrued the expense of $47,399.45 in the accompanying financial statements as of May 31, 2009

On June 20, 2008, a judgment of $19,290.95 was awarded in the favor of a former employee for compensation of services of which the $9,290.95 remains unpaid. The Company has accrued the expense of $9,290.95 in the accompanying financial statements as of May 31, 2009.

On February 18, 2009, litigation against the Company and its subsidiaries to pay $74,194.60 for newswire services was filed by a third party vendor. The Company is reviewing the allegations and plans to contest the claim. The Company has accrued the expense of $74,194.60 in the accompanying financial statements as of May 31, 2009.

NOTE 14  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $15,100,462 as of May 31, 2009 and has incurred net loss of $2,563,925 for the nine months ended May 31, 2009. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended May 31, 2009 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

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

Overview

On May 12, 2009, we changed our name from Financial Media Group, Inc. to  Clicker, Inc.  (the “Company,” "We," or "Clicker"). We are a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users.

WallStreet Direct, Inc. (“WallStreet”), a financial media and advertising company provides various financial Internet solutions, tools, content and services to individual investors, media, corporate, and financial services companies. WallStreet also provides Internet-based media and advertising services through its financial Web site www.wallst.net. Advertising on WallSt.net consists of continuous or rotating client profiles on various Web pages within WallSt.net. Delivery of these profiles is based on a certain number of impressions on WallSt.net depending on our client agreements. An impression is defined as a single instance of an advertisement being displayed. Furthermore, WallStreet provides E-mail services to its clients, which are mailings sent to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be purchased on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee basis in which the client receives access to a fixed number of transmittals per-month. We record the revenue on the fixed-fee basis pro-rated over the term of the client agreement.

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

Our current operations also include operations of Forwant.com, a FREE online classified Web site launched by us on February 20, 2009, that enables users to search for a variety of items and specializes in the categories of Jobs, Housing, For Sale, Personals and Services internationally. The property also has paid premium component.

Results of Operations

Our consolidated results of operations for the three and nine months ended May 31, 2009 and 2008 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported a net loss of $433,106 and $2,563,925 for the three and nine months  ended May 31, 2009, respectively, compared to a net profit of $235,276 and a net loss of $1,462,423 for the same periods ended May 31, 2008, respectively. The increase in loss was principally attributable to the significant reduction in sales due to current economic downturn and increase in loss realized on sale of marketable securities in our portfolio, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the three and nine months ended May 31, 2009 were $118,918 and $1,195,510, compared to $2,395,587 and $6,443,227 for the same periods in 2008, respectively. Revenues decreased by $2,276,669 (95%) and $5,247,717 (81%) during the three and nine months ended May 31, 2009 and 2008, respectively, due to significant decrease in advertisements on our website from the  current economic conditions and recent downturn in financial markets, resulting in clients spending significantly less money on internet advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three and nine months ended May 31, 2009 were $339,120 and $1,972,419, respectively, compared to $1,349,943 and $4,344,213 for the same periods in 2008, respectively. S,G&A expenses decreased by $1,010,823 (75%) and $2,371,794 (55%), respectively, during the three and nine months ended May 31, 2009 as compared to the same periods in 2008, primarily due to reduction in payroll costs, reduction in costs due to closure of our office in New York City, reduction in overall administrative, sales and marketing personnel due to downsizing as a result of reduction in revenues, and reduction in legal costs.

Impairment of marketable securities for the three and nine months ended May 31, 2009 were $230,606 and $1,320,395, respectively, compared to $697,266 and $3,028,716 for the same periods ended in 2008, respectively. Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three and nine months ended May 31, 2009.

Depreciation expense for the three and nine months ended May 31, 2009 was $15,135 and $45,406, respectively, compared to $15,024 and $38,938 for the same periods in 2008, respectively.

Interest expense for the three and nine months ended May 31, 2009 was $33,000 and $42,749, respectively, compared to $2,667 and $67,927 for the same periods in 2008, respectively. Interest expense increased by $30,333 for the three months ended May 31, 2009 compared to the same period in 2008, and decreased by $25,178 for the nine months ended May 31, 2009 compared to the same period in 2008. The increase in interest expense for the three months ended May 31, 2009 resulted as we were charged the default interest rate of 18% per annum for not paying the promissory note due on January 20, 2009. The decrease in interest expense for the nine months ended May 31, 2009 resulted because we previously converted $3,000,000 promissory notes due to an officer into 15,000,000 shares of common stock and interest was charged on the $3,000,000 promissory notes for the nine months ended May 31, 2008.

Realized loss on sale of marketable securities for the three and nine months ended May 31, 2009 was $172,392 and $610,895, respectively, compared to $95,411 and $421,056 for the same periods in 2008, respectively. We sold marketable securities held in our possession and realized losses on their sale to fund our operating costs. Unrealized gain at May 31, 2009 was $692,507 compared to $525,008 for the same period in 2008. Unrealized gain resulted from the increase in market value of the marketable securities held at May 31, 2009 and August 31, 2008, respectively.

Other income for the three and nine months ended May 31, 2009 was $237,230 compared to zero for the same periods in 2008, respectively. During the three months ended May 31, 2009, we received marketable securities valued at $237,230 that were previously impaired in the prior periods due to the significant decline in their market value.

Liquidity and Capital Resources

Cash and cash equivalents were $1,355 at May 31, 2009 compared to $36,678 at May 31, 2008. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,563,925 for the nine months ended May 31, 2009 compared to a loss of $1,462,423 for the same period in 2008. Our current liabilities exceeded our current assets by $2,910,758 at May 31, 2009 and net cash used in operating activities for the nine months ended May 31, 2009 was $830,547. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2009 was $830,547 which resulted due to decrease in receivables of $13,388, increase in other current assets and deposits of $5,691, increase in accounts payable of $323,358, increase in accrued expenses and other liabilities of $294,907, and decrease in deferred revenues of $282,017.

Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2009 was $456,146 from sale of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2009 was $302,464 from the sale of common stock.

As a result of the above activities, we experienced a net decrease in cash of $71,937 for the nine months ended May 31, 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of our marketable securities.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended August 31, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of May 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M1104953

On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid.

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

Matthew Turner vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 18-69884 KV

On June 20, 2008, a judgment of $19,290.95 was awarded by the Labor Commissioner, Department of Industrial Relations, in favor of Plaintiff, of which $9,290.95 remains unpaid.

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726

On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $47,399.45 was awarded in favor of Dow Jones, and said amount remains unpaid.

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09

On February 18, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. We are disputing the allegations and contesting the claims. Our counsel is currently in negotiations with the plaintiff in settling the dispute.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Changes in Securities

During the three months ended May 31, 2009, the Company issued 1,833,327 shares of common stock valued at $15,000 to its directors for their services.

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

CLICKER INC.

Date: July 17, 2009	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer