Form 10-K
period 2009-08-31
CLICKER INC.
filed 2009-12-21
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2009

Commission File Number 000-32923

CLICKER INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18952 MacArthur Blvd, Suite 210, Irvine, California	92612	(949) 486-3990
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common equity held by non-affiliates as of February 29, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $1,850,888. For purposes of this computation, all officers, directors, and five percent (5%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent (5%) beneficial owners are, in fact, affiliates of the registrant.

As of December 8, 2009, there were 99,649,082 shares of registrant’s common stock outstanding.

CLICKER INC.

PART I

Item 1. Description of Business

This Annual Report on Form 10-K includes the accounts of Clicker Inc. (FMG) and its wholly and majority-owned subsidiaries, WallStreet Direct, Inc. (“WallStreet”), Digital WallStreet, Inc. (“Digital WallStreet”), Financial Filings Corp, (“Financial Filings”), My WallStreet, Inc. (“My WallStreet”) and The Wealth Expo Inc. (“The Wealth Expo”), collectively “we”, us” or the "Company".

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

OVERVIEW

We are web publishers and internet brand builders focused on developing stand alone Brands and properties that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet user.  Clicker intends to build these properties and position them for sale to companies who desire to take the brands and proof of concept to next level of development.

Web Properties

Forwant.com

ForWant.com is a free classified advertisements site with millions of ads posted by users.  The website allows users to post advertisements for and search a variety of specialized categories including, housing, merchandises, services, personal ads and employment listings in specialized communities in the United States and Canada, as well as other countries such as United Kingdom, India and Ireland.   The website also has paid premium content and sections. The property has had approximately 700,000 visitors in the last 9 months and has available millions of listings throughout its network. The property is now incorporated under ForWant Inc and ready to begin operations as a standalone entity. Competitors for the property are Craigslist, kijiji (an eBay company), Hotjobs (yahoo), and Monster.

Cashclicker.com and C2we.com

Cashclicker.com is an e-reward site that will reward registered users on everyday consumption of content, commerce and search. C2we.com is the social network site that is affiliated with Cashclicker.com. Both sites are currently in development and expected to launch in the second quarter of 2010. The model for this property is to provide a rewards program that incorporates Social Networking whereby users are paid to review offers, websites and fill out surveys. The platform for that is through a website with an added search component. Plans call for the revenue model for this property to be largely advertising driven model incorporating CPA (cost per action), CPM (cost per thousand), CPC (cost per click) type ad solutions. Plans also call for a premium membership whereby members can have added benefits.

Sippinit.com

Sippinit.com (www.sippinit.com) is an online pop, entertainment and gossip property that will incorporate social networking with entertainment gossip. The property is in development and expected to launch in second quarter 2010. Plans call for the property to be entertainment and gossip site that pulls entertainment feeds while users will be able to comment and gossip on the events. The platform will also call for users to be able to create a social networking pulse about a story or an event. The property will be advertising driven gathering to the entertainment ad market that will largely be in the event arenas. Users can promote its events through social network and anticipated to be paid on a cost per post type model. Additionally, plans call for conversational marketing to be also implemented.

ItsMyLocal.com

ItsMyLocal.com is a reward property incorporates local search and rewards with local peer to peer social networking and rewards. This site is expected to launch in the second quarter of 2010. The site is in the concept stage. The strategic plan for the brand is to provide a social network and rewards to local search whereby users of local participating patrons can receive coupons from their local vendors. Plans call for these patrons to become members and rate the established while offering coupons or special offers to their friends within the network. Competitors included Local.com and yelp.com.

Sportsgulp.net

Sportsgulp.net is a social networking website and gossip channel for sports enthusiasts. The property is in development and expected to launch in third quarter 2010. Plans call for the property to pull conventional sports feeds while allowing users a more interactive social networking component whereby the sports community could be more interactive with each other by incorporating social networking tools.

Wallst.net and Mywallst.net

Wallst.net & Mywallst.net- A financial social community provides an open forum for likeminded investors to share and collaborate and mentor. The site offers message boards, quotes as well as in depth video interviews which have aired on both internet and/or television. Through its wholly owned subsidiary, Wallstreet Direct Inc, these properties have been the cornerstone and main focus for the company. And while the property is in itself been very successful having been the staple of revenue for the company over the years, the industry as a whole has suffered greatly and the company focus will be more development of the other brands .

Financial Filings Corp.

Financial Filings Corp. was launched in March 2006 and provides news distribution and electronic document conversion services to public companies. for filing to the EDGAR website of the Securities and Exchange Commission (“SEC”).

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

On June 30, 2004, we filed with the SEC to become a business development company ("BDC") under the 1940 Act and on September 1, 2004, we began our BDC operations. On June 1, 2005, we terminated our BDC status and on August 1, 2005, our shareholders approved an amendment to the Articles of Incorporation changing our name to “Financial Media Group, Inc.”

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

As a result of a downturn in the economy and the outlook for financial services, we decided in 2009 to switch our corporate focus towards building websites to build up new brand identities.  In connection with this shift, we changed our name to CLICKER Inc. on May 12, 2009.

BUSINESS STRATEGY

We are attempting to build internet brands from the conceptual level to launch. Our strategy is to focus on the development of “big idea” type web properties. The strategy is to then develop these ideas from proof of concept to a developed website and then position the property to be sold to a larger managing principle and/or partner or continue to own and operate the entity.

The development of these internet websites have four main stages of development :

Stage One :
The idea and concept stage of a potentially good idea. At this stage a budget and timeline for the property is developed. The size of the market and our plan for integration or exit is established. Additionally the business model is introduced at this level.

Stage Two :	The development of the property is laid out. Site layout and design is established. Logic and user flow and finally site architecture and design are established.

Stage Three:
The site is launched and the operational model is implemented in beta form. We begin to scale some web traffic and begin to test the model. The site is officially launched in the beta stage and can be in a few different versions

Stage Four:
 Full operation stage and the property should now have gone though a couple stages of beta with the model pretty much established. The property is established for operation as a subsidiary while positioning for sale or executive control.

Competition

Generally, competitive factors within the internet and web development market include the range and depth of financial tools and dimensions of email offerings, the quality of web site content, and the reliability of reference information provided. We are aware of several companies which are much larger and have greater name recognition, that provide some level of presence and awareness in similar delivery formats.

Employees

As of December 1, 2009, we employed nine full-time employees consisting of two management, three sales and client management personnel, three technology employees, and one administrative person.

Item 1A. Risk Factors

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $3,284,713 and $2,864,462 for the years ended August 31, 2009 and 2008, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These losses are largely associated with the operation of our Financial related properties.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated December 15, 2009, our independent auditors stated that our financial statements for the year ended August 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

Our company has a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Website development and branding is an extremely competitive and fragmented industry. The industry can be significantly affected by many factors, including changes in local, regional, and national economic conditions, changes in consumer preferences, brand name recognition, marketing and the development of new and competing internet web publishers and media companies. We expect that existing businesses that compete with us and have greater financial resources than us will be able to undertake more extensive marketing campaigns and more aggressive advertising sales policies than us, thereby generating more attention to their companies and websites. These competitive pressures could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR DEPENDENCE ON THE CONTINUED GROWTH IN THE USE OF THE WEB, PARTICULARLY IN OUR INDUSTRIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our business depends on consumers continuing to increase their use of the web for obtaining news and financial information, social networking, classified ads, reward type offers as well as for conducting commercial transactions. The rapid growth and use of the Internet is a relatively recent phenomenon. As a result this acceptance and use may not continue to develop at historical rates. Web usage may be inhibited for a number of reasons, such as - Inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service.

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

DIFFICULTY ACCOMMODATING INCREASES IN THE NUMBER OF USERS OF OUR SERVICES AND INTERNET SERVICE PROBLEMS OUTSIDE OF OUR CONTROL ULTIMATELY COULD RESULT IN THE REDUCTION OF USERS OF OUR WEB PROPERTIES.

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

IF WE DO NOT DEVELOP NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB PROPERTIES, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF USERS.

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

THERE IS INTENSE COMPETITION FOR OUR WEB-BASED BUSINESSES AND FINANCIAL CONTENT AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

Many web sites compete for consumers' and advertisers' attention and spending, particularly in the business and financial information and news area. We expect this competition to continue to increase. We compete for advertisers, users, and content providers and e commerce customers with many types of companies, including:

•	Publishers and distributors of traditional media (television, radio and print), such as The Wall Street Journal, CNN and CNBC;
•	General purpose consumer online services such as Craigslist, Kijiji (an Ebay company );
•	Online services or web sites targeted to business, finance and investing needs, such as Monster and Yahoo’s Hot jobs; and
•	Affiliate and Multi-level Marketing and other companies, such as Herbalife and Amway, Infoseek, Lycos, and Yahoo!

Increased competition could result in price reductions, reduced margins, or loss of market share, any of which would adversely affect our business.

THE DIMINUTION OR LOSS, MISAAPROPRIATION OR LEGAL CLAIMS ON THE BRAND NAME "WALLST.NET" “FORWANT”, “CASHCLICKER”, “ITSMYLOCAL” AND OUR OTHER DEVELOPING PROPERTIES WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

We are highly dependent on our brand names for the success of our venture. We believe the diminution or loss, misappropriation of our existing proprietary rights or claims of infringement or legal actions related to intellectual property of these brand names, or any other negative market or industry perception arising from these, would have a material adverse effect on our business.

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

We hold the Internet domain names “www.forwant.com”, “www.cashclicker.com”, “www.itsmylocal.com”, “www.sippinit.com”, www.sportsgulp.net” and “www.wallst.net”. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

WE COULD FACE LIABILITY FOR THE INFORMATION DISPLAYED ON OUR WEB PROPERTIES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A SIGNIFICANT PORTION OF OUR PREVIOUS REVENUE AND EARNINGS CONSISTED OF SECURITIES THAT ARE NOT FREELY TRANSFERABLE, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR FINANCIAL CONDITION.

In connection with our services as a former financial services-centered company, we accepted the major, and sometimes the entire, portion of our fee for our services in the form of shares of our clients’ common stock which were “restricted securities” as that term is defined in Rule 144 under the Securities Act and are not freely transferable without registration or an exemption from registration. We accepted this as a form of payment because our clients were usually “small-cap” publicly held companies that did not otherwise have the cash to pay for the services that we provided.  The market for these securities is sometimes volatile and at other times there may only be a limited trading volume. Therefore, we may be unable to sell or distribute such securities at the times we would like if at all, which could adversely affect our financial condition.

A SIGNIFICANT PORTION OF OUR ASSETS CONSISTS OF STOCK ISSUED BY SMALL, UNPROVEN ISSUERS, WHICH STOCK MAY PROVE TO BE OF LIMITED OR NO VALUE.

In connection with our services as a former financial services-centered company, many of our clients were primarily “small-cap” public companies and are subject to all of the risks of small businesses. They frequently depend on the management talents and efforts of one person or a small group of persons for their success, and the death, disability or resignation of one or more of these persons could have a material adverse impact on our clients and their ability to grow. In addition, small businesses often have narrower product lines and smaller market shares than their competition. Such companies may also experience substantial variations in operating results. These companies may be more vulnerable to customer preferences, market conditions or economic downturns. Because of these factors, most of which are beyond our control, we cannot assure you that the securities we received will have any value when we are able to dispose of them.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. AIMERS OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT SKILLED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

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

Item 2. Properties

Corporate Offices

Our corporate offices consist of 2,359 sq. feet of office space in Irvine, California. We have a one-year lease expiring on December 17, 2009 at a monthly rental of $3,774.  The lease arrangement expires on December 17, 2009 at which time the lease is expected to be converted to a month to month arrangement.  We believe that our existing facilities are suitable and adequate to meet our current business requirements for the next six months.

Intellectual Property, Proprietary Rights and Domain Names

We own the domain names “www.forwant.com”, “www.cashclicker.com”, “www.itsmylocal.com”, “www.sippinit.com”, www.sportsgulp.net” and “www.wallst.net”, and “www.financialfilings.com” as well as the phone number 1-800-4WALLST. We believe our ownership of these domain names gives us adequate protection over them and we intend to keep them in our possession.

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

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.  On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire.

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035. On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  The amount has not yet been paid and our subsidiary is in negotiations for settlement

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M110495. On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid and the company is in negotiations to settle the amount

CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008.

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. The company plans to dispute and overturn judgement as services were rendered to our subsidiary.

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services.  On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid.

The amount and judgment are going into dispute as the company plans to to overturn judgment and file a cross-complaint planned for unsupplied services

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol CLKZ.  Prior to July 8, 2009, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol FNGP. The following table sets forth, for the period indicated, the range of high and low closing prices reported by the Over-the-Counter Bulletin Board. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2008	High Bid	Low Bid
Quarter Ending November 30, 2007	$0.510	$0.300
Quarter Ending February 29, 2008	$0.480	$0.180
Quarter Ending May 31, 2008	$0.700	$0.150
Quarter Ending August 31, 2008	$0.890	$0.620

Fiscal Year Ending August 31, 2009	High Bid	Low Bid
Quarter Ending November 30, 2007	0.65000	0.06000
Quarter Ending February 29, 2009	0.16000	0.01000
Quarter Ending May 31, 2009	0.04000	0.00280
Quarter Ending August 31, 2009	0.01800	0.00200

Holders

On December 8, 2009 the closing "bid" price for our common stock on the Over-the-Counter Bulletin Board was $0.007 per share. On December 8, 2009, there were 973 shareholders of record of our common stock.

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

During the three months ended February 28, 2009, the Company sold 34,928 shares of restricted common stock to an investor pursuant to an exemption from registration under Regulation S. The shares were sold to the investor at a price of $0.09 per share for total proceeds of $3,046 after issuing expenses.

During the three months ended May 31, 2009, the Company issued 1,833,327 shares of common stock valued at $15,000 to its directors for their services.

During the three months ended August 31, 2009, the Company issued 4,452,375 shares of common stock valued at $15,000 to its directors for their services.

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

Results of Operations

Our consolidated results of operations for the twelve months ended August 31, 2009 and 2008 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported net losses of $3,284,713 and 2,864,462 for the years ended August 31, 2009 and 2008, respectively. The increase in loss was principally attributable to the significant reduction in sales due to current economic downturn.

Revenues

Revenues for the twelve months ended August 31, 2009 were $1,337,310 compared to $7,795,924 for the same period in 2008. Revenues decreased by $6,458,614 (83%) during the year ended August 31, 2009 due to a significant reduction in advertisements on our website.  The reduction in our business was primarily due to current economic conditions and a downturn in financial markets which caused our clients to spend significantly less money on internet advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the twelve month ended August 31, 2009 were $2,527,993 compared to $6,088,190 for the same period in 2008. S,G&A expenses decreased by $3,560,197 (58%) during the twelve month period ended August 31, 2009 as compared to the same period in 2008, primarily due to a reduction in headcount, savings resulting from the closure of our New York City office, and our general effort to reduce administrative, sales and marketing, personnel and legal costs.

Impairment of marketable securities for the twelve months period ended August 31, 2009 was $1,582,395 compared to $4,119,303 for the same period ended in 2008.  Impairment expense was recorded because the market value of certain securities we received as compensation for our services declined in excess of 50% of their market value. When the fair value of a security declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value.

In order to secure our position with respect to impairments of marketable securities, we revised our standard contractual terms for agreements with clients. If during the term of the agreement, the share price of the securities declines by more than 10%, the client is to issue additional securities to us in order to make up the deficiency. Implementation of this new policy further helped us reduce our impairment expense during the year ended August 31, 2009.

Depreciation expense for the twelve months ended August 31, 2009 was $45,438 compared to $49,753 for the same period in 2008.

Interest expense for the twelve months period ended August 31, 2009 was $112,306 compared to $72,973 for the same period in 2008 On July 20, 2008, the Company executed an unsecured, non-interest bearing promissory note of $550,000 to a third party due January 20, 2009, (the “BG Capital Note”). BG Capital Note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.  The promissory note required an annual interest rate of 18% if not paid on the January 20, 2009 due date. The Company is in default on the payment of the promissory note and has recorded interest expense in connection with the note of 14,000 during the year ended August 31, 2009

Realized loss on sale of marketable securities for the twelve months ended August 31, 2009 was $606,038 compared to $325,377 for the same period in 2008. We sold non-performing marketable securities held in our possession and realized losses on their sale to better manage our portfolio. Unrealized gain at August 31, 2009 was $ 752,322 compared to an unrealized loss of $63,880 for the same period in 2008. Unrealized gain and loss resulted from the increase and decrease in market value of the marketable securities held at August 31, 2009 and August 31, 2008, respectively.

Other income for the twelve months ended August 31, 2009 was $258,690 compared to zero for the same period of 2008, respectively.   As noted above, we revised our standard contractual terms for agreements with clients such that, if the share price of the securities provided by clients declines by more than 10%, the client is to issue additional securities to us in order to make up the deficiency. Other income during the twelve months ended August 31, 2009 represents the value of additional marketable securities provided by customers under our contractual terms, when the original securities were deemed to be impaired.

Liquidity and Capital Resources

As of August 31, 2009, we had $32,380 in cash and cash equivalents and $280,566 in investments in marketable securities.

Our current liabilities exceeded our current assets by $3,527,020 at August 31, 2009 and net cash used in operating activities for the twelve months ended August 31, 2009 was $1,230,620. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more.  We anticipate that we will need an additional investment to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We have been able to meet our obligations through liquidation of our “Market Securities” portfolio; however, we have missed opportunities to maximize our value, due to the untimely demands for cash not matching with the highest market value. The components of the current liabilities specifically the “Deferred Revenue” classification, reflects a more informative view. As we enter into contracts for services with our customers, contractually the revenue is earned upon execution of the agreement. We are in compliance with Generally Accepted Accounting Principles (“GAAP”) and amortize this revenue stream over the life of the contract, resulting in a non-cash reduction of this liability.

Operating Activities

In addition to our net losses, the key drivers of cash used in operating activities were revenues collected in the form of marketable securities and non cash impairments and losses incurred in connection with marketable securities.  These drivers were slightly offset by the effect of an increase in current liabilities as a result of our efforts to conserve liquidity.  The reduction in deferred revenues was consistent with the general decline in revenue generating activities during the year.  The deferred revenue balance as of August 31, 2009 is expected to be recognized over the next 12 months.    Options for services represents stock based compensation of $242,173 for the year ended August 31, 2009 as well as shares of the Company’s common stock, valued at $150,818, given to vendors in exchange for services.

	For the Year Ended
	August 31, 2009	August 31, 2008
	(in thousands)
Key Drivers of Cash Used in Operations
Net loss	$(3,255)	$(2,864)
Non-cash derivative liability in connection with notes payable	117	-
Non-cash activities in marketable securities
Revenues in form of marketable securities	(1,067)	(6,613)
Impairment of marketable securities	1,582	4,119
Loss on sale of marketable securities	608	325
	1,123	(2,169)

Increase (decrease) in current liabilities:
Accounts payable, accrued expenses and other liabilities	756	646
Deferred revenue	(404)	340
	352	986

Issuance of options, warrants and shares of common stock for services		214

Net other cash activities	39	183
Net cash used in operating activities	$(1,231)	$(3,650)

Investing Activities

Net cash provided by investing activities for the twelve month periods ended August 31, 2009 and 2008 was $659,291 and $1,444,246, respectively, consisting primarily of proceeds from the liquidation of the marketable securities which we obtain from our clients in exchange for our services.

Financing Activities

Net cash provided by financing activities for the twelve months ended August 31, 2009 and 2008 was $530,397 and $2,107,465, respectively, representing cash received from the sale of the Company’s common stock. Cash from financing activities, for the twelve months ended August 31, 2008, was partially offset by the payment of a note payable to an officer of $7,500.

As a result of the above activities, we experienced a net decrease in cash of $40,932 for the twelve months ended August 31, 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors through the sale of our securities.

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

Revenue Recognition

We recorded revenues on the basis of services provided to our client for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, we received from our clients cash and/or securities, as compensation for providing such services.

Our primary source of revenue was generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services included audio and video production of senior management interviews, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. These services were provided by our subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services were recognized and recorded when the performance of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we executed a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we performed the contracted services, and collectibility of the fees had occurred when we received cash and/or marketable securities in satisfaction for services provided.

We provided news wire and compliance services to small and medium size publicly traded companies including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution. Such services were provided by our subsidiary Financial Filings Corp. Revenues were recognized and recorded when the performances of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we executed a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we completed the performed the contracted services, and collectibility of the fees had occurred when we received cash and/or marketable securities in satisfaction of services provided.

We provided a broad range of information on investing techniques and education tools to investors through workshops and exhibits. Our subsidiary, The Wealth Expo, provided us revenue streams through exhibition sales, speaking presentation sales, collateral material sales and advertising sales. Revenues from Wealth Expo services were recognized and recorded when the performance of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we executed a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we completed the performed the contracted services, and collectability of the fees had occurred when we received cash and/or marketable securities in satisfaction of services provided.

Payments received in advance of services provided, were recorded as deferred revenue.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In December 2008, the FASB issued FSP No. FAS 140-4 (ASC 860) and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3 (ASC 820), "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4 (ASC 820), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 141(R)-1 (ASC 805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the year ended August 31, 2009.

In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-auth oritative. Codification is not intended to change U.S. GAAP or guidance issued by the SEC. Clicker Inc. adopted the Codification effective July 1, 2009.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05,which amends ASC Topic 820, MEASURING LIABILITIES AT FAIR VALUE, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

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

As of August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of April 30, 2009. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2009.

The effectiveness of our internal control over financial reporting as of August 31, 2009 has not been audited by Kabani & Company, Inc., an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	POSITIONS HELD
Albert Aimers	47	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Tyson Le	28	Secretary
Tom Hemingway	51	Director

Albert Aimers, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Albert Aimers was elected Chairman of the Board and Chief Executive Officer in January 2006 and Chief Financial Officer in September 2009. From 2003-2006, Mr. Aimers was President and CEO of Digital WallStreet, Inc. and the founder of Wallst.net and Financial Publishing company. From 1999-2003, Mr. Aimers was Chairman and one of the founders of iLive Inc (LIVE), a streaming media company. Mr. Aimers has been in the financial industry for over 15 years specializing in such areas as Merchant and Investment Banking, Mergers and Acquisitions, Investor Awareness and Investor Relations and Financial and Media Relations and Strategic Investor. Mr. Aimers was a former Board member of Envoy Communications (ECGI-NASDAQ). Mr. Aimers attended University of Guelph Ont (B.Sc) and also Wilfred Lauier University (Business) BBA.

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

Tom Hemingway, Director

Tom Hemingway became a director in November 2004. Mr. Hemingway is currently the Chairman and CEO of Redwood Investment Group, a position he has held since its inception. Since December 2006, Mr. Hemingway has been a Director of NextPhase Wireless, a next-generation connectivity company that specializes in delivering integrated Internet, voice and data communication solutions to its customers. Between December 2006 and June 2009, Mr. Hemingway was the Chief Operating Officer of NextPhase Wireless. Since June 2009, Mr. Hemingway has been the CEO and CFO of NextPhase Wireless.  Between 2004 and 2006, Mr. Hemingway was the Chief Executive Officer and Chairman of Oxford Media Corp., a developer of electronic digital distribution technology. Mr. Hemingway has also served as CEO and Chairman of Esynch Corporation (1998 to 2003), a publicly traded company, and Chairman and CEO of Intermark Corporation (1995 to 1998), a software developer and publisher in the entertainment markets. Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems. In addition, Mr. Hemingway has been a consultant to several NASDAQ and privately held companies, including Smart House /LV, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Bioscience, and Smart OnLine. He has a Bachelor’s Degree from the State University of New York.

No family relationships exist between any of our executive officers or directors.

BOARD MEETINGS AND COMMITTEES

During the year ended August 31, 2009, the Board of Directors held four board meetings to conduct business. The Board also approved certain actions by unanimous written consent.

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

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended August 31, 2009 with the Board of Directors. The Audit Committee reviewed and discussed with representatives of Kabani & Company, Inc., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU §380). The Audit Committee has also received and reviewed the written disclosures and the letter from Kabani & Company, Inc. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with Kabani & Company, Inc. their independence. Based on the review and discussions referred to in this paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10–K for filing with the SEC.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending August 31, 2009 and 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $			Total ($)
Albert Aimers	2009	$295,000	$-	$20,000	(1)	$20,250	$-	$-	$73,750	(2)		$368,750
President and CEO	2008	$295,000	$-	$-		$-	$-	$-	$77,083	(2	)(3)	$372,083

Manu Ohri	2009	$140,156	$-	$20,000	(1)	$20,250	$-	$-	$21,717	(4)		$209,249
Chief Financial Officer	2008	$165,000	$-	$-		$40,916	$-	$-	$3,333	(3)		$209,249

(1)
The Board of Directors approved the quarterly compensation of our directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each month of each fiscal quarter. The quarterly compensation to the Board members became effective July 1, 2008.

(2)	Includes $73,750 being our contribution towards pension plan.
(3)	Includes $3,333 earned as director fees for attending Board meetings during the period July 1, 2008 to August 31, 2008.
(4)	Represents reimbursement for medical insurance and other expenses.

Employment Agreements with Executive Officers

Albert Aimers

Effective December 14, 2009, the Company entered into a new two year employment agreement with Albert Aimers, Chief Executive Officer.  Mr. Aimers is to receive a base salary of $325,000 per year with scheduled increases of 10% each year under the agreement.  In addition to bonus eligibility, medical insurance and other employee benefits, the Company will designate a class of Series A preferred stock which is to be non-convertible and which will be entitled to cast such number of votes equal to 51% of all votes cast at a meeting of all common shareholders.

Directors’ Compensation Policy

The Board of Directors approved the quarterly compensation of our directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each month of each fiscal quarter. The quarterly compensation to the Board members became effective July 1, 2008. We will also reimburse the Board members for their actual expenses in attending the Board meetings. The Board members did not receive any compensation during the year ended August 31, 2009.

Option/SAR Grants as of August 31, 2009

Name and Position	Number of Units
Albert Aimers, Chief Executive Officer	1,350,000
Manu Ohri, Chief Financial Officer (1)	1,350,000
Tyson Le, Secretary	550,000
Executives as a Group	3,250,000

(1)	Mr. Ohri resigned on August 28, 2009.

Outstanding Equity Awards at August 31, 2009

Option Awards						Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
			Equity			Number	Market	Number	Payout
			Incentive			of	Value of	of	Value of
		Number	Plan			Shares	Shares	Unearned	Unearned
	Number	of	Awards:			or Units	or Units	Shares,	Shares,
	of	Securities	Number			of	of	Units or	Units or
	Securities	Underlying	of			Stock	Stock	Other	Other
	Underlying	Unexercised	Securities	Underlying		That Have	That Have	Rights	Rights
	Unexercised	Options	Unexercised	Option		have	have	that	that
	Options	(#)	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	Unexer-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	cisable	(#)	($)	Date	(#)	($)	(#)	($)
Albert Aimers	675,000	675,000	-	$0.015	12/20/2017	-	-	-	-
Tyson Le	200,000	-	-	$0.300	12/20/2017	-	-	-	-
Tyson Le	275,000	275,000	-	$0.015	12/20/2017	-	-	-	-
TOTAL	1,150,000	950,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 9, 2009.

-	by each person who is known by us to beneficially own more than 5% of our common stock;
-	by each of our officers and directors; and
-	by all of our officers and directors as a group.

Name	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (2)
Albert Aimers, Chairman and CEO	32,326,032	(3)(4)	32.44%
Tyson Le, Secretary	612,500	(5)	*
Tom Hemingway, Director	2,324,782		2.33%

Officers and Directors as a Group (5 individuals)	35,263,314	(6)	35.39%

* Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 9, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 99,649,082 shares issued and outstanding on December 9, 2009.
(3)	Shares are owned by AMC Capital Group, Inc., a corporation of which Mr. Aimers is an officer, director and shareholder.
(4)	Includes 1,012,500 shares issuable upon presently exercisable options.
(5)	Represents shares issuable upon presently exercisable options.
(6)	Includes 1,625,000 shares issuable upon presently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2007 Non-Qualified Stock Option Plan and the 2009 Non-Qualified Stock Option Plan, which were approved by the Board of Directors, and the 2007 Equity Incentive Plan approved by the Board of Directors and shareholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	2,235,000	$0.23	765,000
Equity compensation plan approved by security holders (2)	2,375,000	$0.30	4,625,000
Equity compensation plan approved by security holders (3)	-	-	2,000,000
Total	4,610,000	$-	7,390,000

(1)
We established a non-qualified stock option plan pursuant to which options to acquire a maximum of 3,000,000 shares of our common stock were reserved for grant (the “2007 Non-Qualified Plan”).  As of August 31, 2009, included above in the 2007 Non-Qualified Plan are 635,000 shares issuable upon exercise of options granted to employees and directors, and 1,600,000 options granted to outside consultants for services rendered to our company.

(2)
We established an equity compensation plan pursuant to which options to acquire a maximum of 7,000,000 shares of our common stock were reserved for grant (the “2007 Equity Plan”).  As of August 31, 2009, included above in the 2007 Equity Plan are 2,375,000 shares issuable upon exercise of options granted to employees and directors.

(3)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 2,000,000 shares of our common stock were reserved for grant (the “2009 Non-Qualified Plan”). As of August 31, 2009, no options under the 2009 Non-Qualified Plan were issued or outstanding.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our previous auditors, for professional services rendered for the audit of our annual financial statements during the years ended August 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years, were $48,000 and $48,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended August 31, 2009 and 2008 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us for tax related work during the fiscal years ended August 31, 2009 and 2008.

All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended August 31, 2009 or 2008 for other services.

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

3.2
Certificate of Amendment, filed with the Nevada Secretary of State on May 21, 2004, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

3.3
Certificate of Amendment, filed with the Nevada Secretary of State on November 30, 2004, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

3.4
Certificate of Amendment, filed with the Nevada Secretary of State on September 9, 2005, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

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

10.1	Employment Agreement, dated as of December 14, 2009, by and between CLICKER Inc. and Albert Aimers

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKER INC.

Date: December 15, 2009	By:	/s/ ALBERT AIMERS
Albert Aimers
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALBERT AIMERS Albert Aimers	Chairman of the Board	December 15, 2009

TOM HEMINGWAY Tom Hemingway	Director	December 15, 2009

CLICKER INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Clicker Inc.  (Formerly, Financial Media Group, Inc.)

We have audited the accompanying consolidated balance sheet of Clicker Inc. (Formerly, Financial Media Group, Inc.) and Subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clicker Inc. and Subsidiaries as of August 31, 2009 and 2008 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $15,821,252 as of August 31, 2009 and has incurred net loss of $3,284,713 for the year ended August 31, 2009. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 14 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

December 10, 2009

CLICKER INC.
(Formerly, Financial Media Group)
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2009	August 31, 2008
CURRENT ASSETS:
Cash & cash equivalents	$32,380	$73,312
Accounts receivable, net	27,172	53,718
Marketable securities	280,566	2,217,852
Other current assets	4,152.00	1,793
Total current assets	344,270	2,346,675

Property & Equipment, net	37,128	82,566

Deposits	0	34,671
Total assets	$381,398	$2,463,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,093,436	$613,929
Accrued expenses	819,398	806,638
Deferred revenue	20,800	424,832
Derivative liability	116,752	-
Loan payable to third party	1,048,662	820,729
Note payable	760,000	650,000
Convertible note payable, net	13,043	650,000
Total current liabilities	3,872,091	3,966,128

Commitment & contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
84,687,548 and 65,726,835 shares issued and outstanding at
August 31, 2009 and August 31, 2008, respectively	84,687	65,727
Paid in capital	12,155,958	11,339,465
Unrealized gain on marketable securities	89,913	279,130
Accumulated deficit	(15,821,251)	(12,536,538)
Total stockholders' deficit	(3,490,693)	(852,216)

Total liabilities and stockholders' deficit	$381,398	$3,113,912

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC.
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	August 31, 2009	August 31, 2008
Revenues
Revenues in the form of cash	$270,328	$1,182,745
Revenues in the form of marketable securities	1,066,982	6,613,179
Net revenues	1,337,310	7,795,924

Operating expenses
Selling, general & administrative	2,527,992	6,088,190
Depreciation	45,439	49,753
Impairments	1,582,395	4,119,303
Total operating expenses	4,155,826	10,257,246

Loss from operations	(2,818,516)	(2,461,322)

Non-Operating Income (Expense):
Interest expense	(112,306)	(72,963)
Interest income	54	-
Loss on sale of marketable securities	(607,835)	(325,377)
Other income	258,690	-
Total non-operating expense	(461,397)	(398,340)

Loss before income taxes	(3,279,913)	(2,859,662)

Provision for income tax	4,800	4,800

Net loss	(3,284,713)	(2,864,462)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(1,175,640)	(63,880)
Reclassification adjustment	986,424	88,089
Comprehensive loss	$(3,473,929)	$(2,840,253)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average shares of common stock outstanding
- Basic and Diluted	74,206,192	52,472,307

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC.
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

	Common Stock		Additional	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Deficit	Deficit
Balance, August 31, 2007	33,082,566	$33,083	$5,872,385	$254,921	$(9,672,076)	$(3,511,687)

Common stock issued for cash	17,404,269	17,584	2,209,835	-	-	2,227,419
Options issued for services	-	-	200,217	-	-	200,217
Warrants issued for services	-	-	13,675	-	-	13,675
Conversion of note payable to common stock	15,000,000	15,000	2,985,000	-	-	3,000,000
Shares issued for services	240,000	60	58,353	-	-	58,413
Reclassification adjustment	-	-	-	88,089	-	88,089
Unrealized loss on marketable securities	-	-	-	(63,880)	-	(63,880)
Net loss	-	-	-	-	(2,864,462)	(2,864,462)

Balance, August 31, 2008	65,726,835	$65,727	$11,339,465	$279,130	$(12,536,538)	$(852,216)

Common stock issued for cash	855,533	855	301,609	-	-	302,464
Options issued for services	-	-	242,173	-	-	242,173
Conversion of note payable to common stock	10,639,998	10,640	129,358	-	-	139,998
Shares issued to vendors for services	673,249	673	41,812	-	-	42,485
Shares issued to directors and employees for services	6,791,933	6,792	101,541	-	-	108,333
Reclassification adjustment	-	-	-	(941,539)	-	(941,539)
Unrealized loss on marketable securities	-	-	-	752,322	-	752,322
Net loss	-	-	-	-	(3,284,713)	(3,284,713)

Balance, August 31, 2009	84,687,548	$84,687	$12,155,958	$89,913	$(15,821,251)	$(3,490,693)

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC.
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,284,713)	$(2,864,462)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	14,348	387,220
Depreciation and amortization	45,438	49,753
Revenues in form of marketable securities	(1,066,982)	(6,613,179)
Impairment of marketable securities	1,582,395	4,119,303
Loss on sale of marketable securities	607,835	325,377
Issuance of options and warrants for services	242,173	213,892
Issuance of shares for services	150,818	58,413
Derivative liability incurred in connection with debt	116,752
(Increase) decrease in current assets:
Receivables	12,198	(370,754)
Other current assets and deposits	(2,359)	57,468
Increase (decrease) in current liabilities:
Accounts payable	479,506	287,387
Accrued expenses and other liabilities	276,003	358,911
Deferred revenue	(404,032)	340,258
Net cash used in operating activities	(1,230,620)	(3,650,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of deposits	34,671	-
Acquisition of property & equipment	-	(53,583)
Cash received from sale marketable securities	624,620	1,497,829
Net cash provided by investing activities	659,291	1,444,246

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable to officer	227,933	(7,500)
Cash received from sale of common stock	302,464	2,114,965
Net cash provided by financing activities	530,397	2,107,465

NET DECREASE IN CASH & CASH EQUIVALENTS	(40,932)	(98,701)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	73,312	172,013

CASH & CASH EQUIVALENTS, ENDING BALANCE	$32,380	$73,312

Supplemental disclosure of non-cash financing activities:
Conversion of Accrued Executive Salaries to Notes Payable	$170,000	$-

Conversion of Accrued Executive Salaries to Common Stock	$139,998	$-

The accompanying notes are an integral part of these audited consolidated financial statements

CLICKER INC.
(Formerly, Financial Media Group)
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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,872 as of August 31, 2009 and 2008, respectively.

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

The Company adopted the provisions of SFAS 157 (ASC 820). for financial assets and liabilities effective January 1, 2008. SFAS 157 clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets

Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities.  The Company’s financial assets represent available for sale securities which are traded in active markets.  Accordingly, all of the financial assets are classified within level one under SFAS 157 (ASC 820).

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107 (ASC 825) Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2009 and 2008 amounted to $56,854 and $743,713, respectively.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (ASC 740) "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following number of potential shares of common stock has been excluded from the computation of diluted net loss per share for the year ended August 31, 2009 and 2008, respectively as effect is anti-dilutive.

	August 31,
	2009	2008

Stock options	4,285,000	4,610,000
Stock warrants	2,280,000	409,667
	6,565,000	5,019,667

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

Reporting Segments

Statement of financial accounting standards No. 131 (ASC 250), Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

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

For the year ended August 31, 2009, the revenue generated, assets and net loss from the two sources, i.e. news wire and compliance services, and investing techniques and education tools services, is less than 10% of the total revenue, total assets and total net loss, respectively. Hence, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one primary industry segment i.e. providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) (ASC 718), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Comprehensive Income

Statement of financial accounting standards No. 130 (ASC 220), Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The unrealized gain and loss as of August 31, 2009 and 2008 was $1,175,640 and $63,880 respectively, and the net comprehensive gain for the year ended August 31, 2009 was $189,216 net comprehensive gain for the year ended August 31, 2008 was $24,209.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128 (ASC260), "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3 (ASC 820) "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4 (ASC 820), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 141(R)-1 (ASC 805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the year ended August 31, 2009.

In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. Codification is not intended to change U.S. GAAP or guidance issued by the SEC. Clicker Inc. adopted the Codification effective July 1, 2009.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05,which amends ASC Topic 820, MEASURING LIABILITIES AT FAIR VALUE, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95 (ASC 230). The Company paid $0 for interest and $0 for income taxes during the year ended August 31, 2009. The Company paid $2,100 for interest and $0 for income taxes during the year ended August 31, 2008.

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

Marketable securities classified as available for sale consisted of the following as of August 31, 2009:

Equity Securities Name and Symbol	Number of shares held at August 31, 2009	Cost	Market Value at August 31, 2009	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group (SNRS.pk)	515,000,000	$51,500	$51,500	$-	$-	PK
FIMA, Inc fima	357,000	14,994	10,674		(4,320)	PK
GENCO Corp GNCC	294,118	17,647	8,824		(8,823)	PK
GeneThera Inc (GTHR)	261,000	14,355	23,229			PK
OneScreen Inc (VidShadow Inc) OSCN	14,705	44,115	73,562	29,411		PK
Made in America Entertainment, Inc. (MAEI)	312,578	250,000	-			PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	25,000	10,000
Others - Less than $10,000 cost	89,659,900	36,040	87,777	66,773	(3,127)
		$443,651	$280,566	$106,184	$(16,270)

Marketable securities classified as available for sale consisted of the following as of August 31, 2008:

Equity Securities Name and Symbol	Number of shares held at August 31, 2008	Cost	Market Value at August 31, 2008	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Axial Vector Engine Corp. (AXVC)	410,958	$127,397	$127,397	-	-	PK
Bio-Clean International, Inc. (BCLE)	100,000	4,000	4,000	-	-	PK
CanAm Uranium Corp (CAUI)	1,180,000	11,800	8,850	-	(2,950)	BB
China YouTV Corp	1,400,000	42,000	42,000	-	-	BB
Exousia Advanced mat (EXOU)	401,538	261,000	244,938	-	(16,062)	BB
FIMA, Inc (FIMA)	357,000	14,994	14,994	-	-	PK
GENCO Corp (GNCC)	294,118	17,647	38,235	20,588	-	PK
Global 8 Technologies, Inc. (GBLE)	331,180	131,860	69,548	-	(62,313)	PK
Ifinix Corp. (INIX)	34,500,000	315,000	483,000	168,000		PK
International Food Products Group, Inc. (IFDG)	4,000,000	22,000	22,000	-		PK
Nexplore Corp. (NXPC)	200,000	108,000	108,000	-		PK
NutriPure Beverages, Inc. (NUBV)	250,033,333	10,000	25,003	15,003		PK
PRG Group, Inc. (PRGJ)	454,000	13,620	13,620	-	-	PK
PSM Holdings, Inc. (PSMH)	157,895	142,106	86,842	-	(55,263)	PK
Raven Moon Entertainment (RAEM)	2,500,624,843	250,000	250,062	62		BB
Sebastian River Holdings, Inc. (SBRH)	75,000	100,000	67,500	-	(32,500)	PK
Signature Devices, Inc. (SDVI)	3,880,000	39,352	69,840	30,488		PK
Sunrise Consulting Group (SNRS)	1,015,000,000	101,500	101,500	-		PK
VidShadow Inc. (VSHD)	147,052	132,800	169,110	-	36,310	PK
VOIP PAL.com, Inc. (VPLM)	2,500,000	15,000	25,000	10,000		PK
WayPoint Biomedical Holdings, Inc. (WYPH)	715,000	10,725	7,150	-	(3,575)	PK
XTend Medical Corp. (XMDC)	12,375,000	7,425	7,425	-		PK
Others - Less than $10,000 cost	59,469,863	48,720	231,838	180,573	(9,232)
		$1,926,946	$2,217,852	$424,714	$(145,585)

As of August 31, 2009, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $1,582,395 for the year ended August 31, 2009 compared to $4,119,303 for the year ended August 31, 2008.

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

The Company sold marketable securities during the years ended August 31, 2009 and 2008 and recorded realized losses of $607,835 and $325,377, respectively.

NOTE 4      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	August 31,
	2009	2008
Office and computer equipment	$191,653	$191,652
Less accumulated depreciation	(154,525)	(109,086)
	$37,128	$82,566

Depreciation expense for the years ended August 31, 2009 and 2008 was $45,438 and $49,753, respectively.

NOTE 5     OTHER ASSETS AND DEPOSITS

Other assets consist of the following:

	August 31,
	2009	2008
Prepaid expenses	$-	$1,793
Rent deposit	4,152	34,671
Total	4,152	36,464
Less: current portion	(4,152)	(1,793)
Long term other assets - deposits	$-	$34,671

NOTE 6     DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $20,800 and $424,832 in deferred revenues at August 31, 2009 and 2008, respectively.  The deferred revenue balance as of August 31,2009 is expected to be recognized over the next 12 months.

NOTE 7     ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,
	2009	2008
Accrued consulting fees	$161,837	$98,649
Accrued interest	72,709	36,457
Accrued salaries and payroll taxes	539,852	376,038
Advances from third parties	-	295,495
Other	45,000	-
	$819,398	$806,639

NOTE 8     DUE TO OFFICERS

Due to officers consist of the following:

	August 31,
	2009	2008
Accrued officer’s compensation	$796,140	$539,974
Accrued consulting fees	4,149	32,382
Accrued interest	248,373	248,373
	$1,048,662	$820,729

The Company recorded an expense of $368,750 and $372,083 for the years ended August 31, 2009 and 2008 for compensation to the Chief Executive Officer of the Company.

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

On July 20, 2008, the Company executed an unsecured, non-interest bearing promissory note of $550,000 to a third party due January 20, 2009, (the “BG Capital Note”). The BG Capital Note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.  The promissory note required an annual interest rate of 18% if not paid on the January 20, 2009 due date. The Company is in default on the payment of the promissory note and has recorded interest expense in connection with the note of $57,750 during the year ended August 31, 2009.

On March 1, 2009, the Company executed a promissory note of $140,000 to a third party, unsecured, non-interest bearing and due on September 1, 2009.

On June 9, 2009, the Company issued a $70,000 non-interest bearing note to Mr. Gary Cortell of Cortell Communications Inc., as settlement of an invoice for past services rendered to the Company.  The promissory note requires an annual interest rate of 8% if not paid on the December 9, 2009 due date

Effective August 22, 2009 Clicker or (the Company) issued a six month 10% $100,000 unsecured promissory note (the Note) to Mr. Manu Ohri, the Company’s former Chief Financial Officer (Mr. Ohri).  Interest on the Note matures on February 22, 2010.  If the Company does not repay the amounts due at maturity, the note will continue to accrue interest at 10%.

NOTE 10   CONVERTIBLE NOTE

On August 11, 2009, the “Company” entered into an Exchange Agreement with Lotus Funding Group, LLC (“Lotus”), pursuant to which Lotus exchanged a $100,000 promissory note for a $100,000 convertible debenture (the “Debenture”).  The Debenture does not accrue interest and matures on December 31, 2009.  Until September 10, 2009, Lotus has the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).  Any shares received upon conversion may not be sold prior to September 11, 2009.

The Company followed the guidance of SFAS 133, paragraph 6 to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, the Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense, the embedded beneficial conversion feature and accrued expense are not remeasured at fair value at each balance sheet date and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation.

The fair value of note was $100,000  at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of .00% to 1.02%; volatility of 301.82% dividend yield of 0% and an expected term of 4.5 months.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the note was determined to be $116,752 as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of .00% to 1.02%; volatility of 324.19%; dividend yield of 0%; and an expected term of 4 months.

As of August 31, 2009, the convertible note payable amounted to $13,043 as net with $86,957 unamortized discount.

NOTE 11      COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that expires on December 17, 2009 at which time the lease is expected to be converted to a month to month arrangement.  Monthly rental on the facility is $3,774.

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

NOTE 12    INCOME TAXES

Income tax for the years ended August 31, 2009 and 2008 is summarized as follows:

	August 31,
	2009	2008
Current:
Federal	$-	$-
State	4,800	4,800
Deferred taxes	-	-
Income tax expense (benefit)	$4,800	$4,800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31,
	2009	2008
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Net deferred tax assets	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2009 and 2008 are as follows:

	August 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$1,658,489	$1,184,163
Total gross deferred tax assets	1,658,489	1,184,163
Less valuation allowance	(1,658,489)	(1,184,163)
Net deferred tax assets	$-	$-

At August 31, 2009, the Company had net operating loss carry forwards of $15,821,252 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2029. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

The Company’s Digital Wallstreet Inc. subsidiary is delinquent in the payment of federal employment taxes.  As of August 31, 2009 amounts due to the Internal Revenue Service (IRS) and the Employment Development Department of the State of California (EDD) were $96,604 and $169,423, respectively.  The amounts are included in the Company’s balance of accrued expenses.  The Company is currently negotiating with the IRS and the EDD to develop plans for the orderly payment of delinquent balances.

NOTE 13     EQUITY TRANSACTIONS

Common Stock

On June 28, 2007, the Company entered into a Stock Purchase Agreement with an investor for private placement of shares under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. During the year ended August 31, 2009, the Company sold 335,533 shares of common stock to the investors and received cash proceeds of $42,464. As of August 31, 2009, the Company has sold 15,483,322 shares of its common stock under Regulation S to the investors and received cash proceeds of $1,466,228 which amounted to approximately 34% of the total proceeds from such sale of its shares. These shares were sold at a price equal to the previous day's last bid price as traded on the Over the Counter Bulletin Board.

On June 12, 2008, the Company initiated a Private Placement Memorandum offering to sell 250 units for a total cash consideration of $5,000,000. Each Unit consisted of 40,000 shares of Common Stock, par value $0.001 per share and 40,000 Class A Common Stock Purchase Warrants, 40,000 Class B Common Stock Purchase Warrants and 40,000 Class C Common Stock Purchase Warrants. The offering entitles the registered investor redeemable Class A Warrants, redeemable Class B Warrants and redeemable Class C Warrants to purchase, at any time until the 9-month, 12-month and 18-month anniversary of the date of purchase of shares, at an exercise price of $0.75, $1.50 and $3.00, respectively, subject to adjustment. The Class A, Class B and Class C Warrants (collectively, the “Warrants”) are redeemable by the Company, at a redemption price of $0.05 per share, upon at least 30 days’ prior written notice, commencing on the effective date of a registration statement registering the common stock underlying the Warrants (the “Warrant Shares”) for resale or 12 months after the date of issuance of the Warrant, whichever is earlier, if the market price per share of the common stock for any five consecutive trading days prior to a notice of redemption shall exceed $1.50 per share for Class A Warrants, $3.00 per share for the Class B Warrants and $5.00 per share for Class C Warrants. During the Year ended December 31, 2009, the Company sold 13 units to investors for a cash consideration of $260,000. As of August 31, 2009, the Company sold 44 units to investors and raised $880,000 pursuant to the June 12, 2008 Private Placement. Pursuant to the terms of financing, the 44 units sold consisted of an aggregate of 1,760,000 shares of common stock and 5,280,000 warrants exercisable into 5,280,000 shares of common stock. The fair market value of 1,760,000 Class A warrants, 1,760,000 Class B warrants and 1,760,000 Class C warrants was $643,568, $541,990 and $544,238 respectively, calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.5%, volatility of 160%, term ranging from nine months to 18 months, and dividend yield of 0%.

During the year ended August 31, 2009, the Company issued 673,249 shares to consultants valued at $42,485 in full settlement of their services, 10,639,998 shares to a third party in settlement of a promissory note and accrued interest valued at $139,998, 71,500 shares to an employee valued at $25,000 in full settlement of his services, and 6,720,058 shares to directors valued at $83,333 for their services. The shares were valued at their fair value on the date of issuance.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at August 31, 2009:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at August 31, 2008	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at August 31, 2009

Class E Warrant	$3.75	1/25/2009	165,000	-	-	(165,000)	-
Class A2 Warrant	$3.50	9/1/2008	244,667	-	-	(244,667)	-
Class A Warrant	$0.75	3/16/2009 – 7/28/2009	-	1,760,000	-	(1,760,000)	-
Class B Warrant	$1.50	10/28/2009	-	1,760,000	-	(1,240,000)	520,000
Class C Warrant	$3.00	12/16/2009 – 4/28/2010	-	1,760,000	-	-	1,760,000
			409,667	5,280,000	-	(3,409,667)	2,280,000

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding - August 31, 2008	409,667	$3.60	$-
Issued during the period	5,280,000	$1.75	-
Expired	(3,409,667)	$1.45	-
Outstanding - August 31, 2009	2,280,000	$2.66	$-

Following is a summary of the status of warrants outstanding at August 31, 2009:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted average Exercise Price of Exercisable Warrants
$0.75 - $3.00	2,280,000	0.37	$2.66	2,280,000	$2.66

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

As of August 31, 2009, there are no stock options outstanding under the 2007 Non-Qualified Plan.  Activity under the 2007 Non-Qualified Plan during 2009 was as follows

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2008	2,235,000	$0.230	$-
Expired/forfeited	(2,235,000)	$0.230
Outstanding August 31, 2009	-		$-

2008 Non-Qualified Stock Option Plan (“2009 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2009 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of August 31, 2009, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan which was approved by the shareholders on April 11, 2007, and reserved 3,000,000 shares of the Company’s authorized common stock as Options to grant to employees, directors and officers. On August 28, 2009, the shareholders approved reserving an additional 4,000,000 common shares for issuance under the 2007 Equity Plan for a total of 7,000,000 common shares. The stock subject to Options granted under the 2007 Equity Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. The 2007 Equity Plan shall become effective and shall remain in effect until all Common Shares subject to the 2007 Equity Plan have been purchased or acquired according to the terms of the 2007 Equity Plan or the 2007 Equity Plan is terminated by the Board or January 4, 2017, whichever is earlier. No stock Options shall be granted after termination of the plan. The Options have been granted to certain employees to purchase Common Shares at prices equal to fair market value on the date of grant.

The number and weighted average exercise prices of options granted by the Company at August 31, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 31, 2008	2,375,000	0.300	-
Granted	5,534,000	0.015	-
Exercised	-	-	-
Expired/forfeited	(3,084,000)	0.118	-
Outstanding August 31, 2009	4,825,000	0.088	-

Following is a summary of the status of stock options outstanding at August 31, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.015- $0.300	4,825,000	7.69	$0.084	1,605,465	$0.115

The Company granted 5,534,000 stock options to employees to purchase common shares of the Company at an exercise price of $0.015 per share with the fair value of the options valued at $371,464 calculated using the Black-Scholes option pricing model using the assumptions of risk free interest rate of 3.75%, volatility of 264%, ten (10) years term, and dividend yield of 0%.

NOTE 14      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had accumulated deficit of $15,821,252 as of August 31, 2009 and has incurred net loss of $3,284,713 or the year ended August 31, 2009. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2009 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 15       SUBSEQUENT EVENTS

Between September 11, 2009 and October 11, 2009, Lotus is obligated to convert, $10,000 each day of outstanding principal into Common Stock at the Conversion Price and to use reasonable efforts to sell such shares of Common Stock upon receipt.  Lotus’ right and obligation to convert the Debenture and receive Common Stock is restricted such that Lotus’ beneficial ownership shall not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.  From September 9, 2009 to November 19, 2009 Lotus exercised its rights under the convertible note and converted $17,493 of the Lotus Note into 9.170.836 shares of the Company’s common stock.

Under the terms of the Lotus note, the Conversion Price is 20% of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On October 9, 2009, the Company issued a one year $50,000 unsecured promissory note to the Painted Post Group (the Painted Post Note).  The Painted Post Note results from the assignment by BG Capital of its rights in $50,000 of the notes issued by Clicker Inc.  Accordingly, the note payable balance to BG Capital is reduced by $50,000.  However, the terms of the Painted Post Note were separately negotiated between Clicker and the Painted Post.  The Painted Post Note bears no interest.  Any time before the Company settles the note in cash, the note is convertible, at the discretion of the Note Holder, into shares of the Company’s common stock at discounted rate of 50% of the average closing bid price of the Company’s common stock during the five trading days preceding the conversion date.  On November 6, 2009, the Painted Pos t Group exercised its rights under the convertible note and converted $3,400 of the Painted Post Note into 790,698 shares of the Company’s common stock.

On November 17, 2009, CLICKER, Inc. (the “Company”) entered consulting agreement with Steven Angel and issued 5,000,000 shares of its common stock to the consultant for the services to be rendered in the next twelve months.

On November 18, 2009, CLICKER Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SBCH Charitable Foundation, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $120,000 (the “Debenture”).

The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Maturity Date.

The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to the lesser of (i) forty percent (40%) of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) $0.00192.

The Investor has agreed to restrict its ability to convert the Debenture and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Effective December 14, 2009, the Company entered into a new two year employment agreement with Albert Aimers, Chief Executive Officer.  Mr. Aimers is to receive a base salary of $325,000 per year with scheduled increases of 10% each year under the agreement.  In addition to bonus eligibility, medical insurance and other employee benefits, the Company will designate a class of Series A preferred stock which is to be non-convertible and which will be entitled to cast such number of votes equal to 51% of all votes cast at a meeting of all common shareholders.