Form 10-Q
period 2009-11-30
CLICKER INC.
filed 2010-01-19
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

As of January 14, 2010, there were 115,899,775 shares of registrant’s common stock outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended November 30, 2009

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	As of	As of
	November 30, 2009	August 31, 2009
CURRENT ASSETS:
Cash & cash equivalents	$57,964	$32,380
Accounts receivable, net	-	27,172
Marketable securities	911,014	280,566
Other current assets	4,187	4,152
Total current assets	973,165	344,270

PROPERTY & EQUIPMENT, net	29,008	37,128

Total assets	$1,002,172	$381,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,164,087	$1,093,436
Accrued expenses	861,386	819,398
Deferred revenue	20,800	20,800
Derivative liability	341,005	116,752
Due to related parties	1,093,289	1,048,662
Note payable	710,000	760,000
Convertible note payble, net	112,352	13,043
Total current liabilities	4,302,919	3,872,091

Commitment & contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
99,649,082 and 84,687,548 shares issued and outstanding at
November 30, 2009 and August 31, 2009, respectively	99,649	84,687
Paid in capital	12,234,081	12,155,958
Prepaid consulting	(33,542)	-
Unrealized gain on marketable securities	723,046	89,913
Accumulated deficit	(16,323,981)	(15,821,251)
Total stockholders' deficit	(3,300,747)	(3,490,693)

Total liabilities and stockholders' deficit	$1,002,172	$381,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Month Periods Ended
	November 30
	2009	2008

Net revenues	$198,920	$834,787

Operating expenses
Selling, general & administrative	442,145	1,010,478
Depreciation	8,120	15,135
Impairments	52,684	629,245
Total operating expenses	502,949	1,654,858

Loss from operations	(304,029)	(820,071)

Non-Operating Income (Expense):
Interest expense	(100,612)	(7,511)
Interest income	267	50
Loss on sale of marketable securities	-	(218,238)
Change in derivative liability	(93,556)	-
Total non-operating expense	(193,901)	(225,699)

Loss before income taxes	(497,930)	(1,045,770)

Provision for income tax	4,800	4,800

Net loss	(502,730)	(1,050,570)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	633,133	(515,850)
Reclassification adjustment	-	203,575

Comprehensive gain (loss)	$130,403	$(1,362,845)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares of common stock outstanding
- Basic and Diluted	90,079,342	66,098,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Month Periods Ended November 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502,730)	$(1,050,570)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	27,227	-
Depreciation and amortization	8,120	15,135
Revenues in form of marketable securities	(50,000)	(762,332)
Impairment of marketable securities	52,684	629,245
Loss on sale of marketable securities	-	218,238
Change in derivative liability	93,556	-
Issuance of options and warrants for services	39,728	74,152
Issuance of shares for services	1,458	84,397
(Increase) decrease in current assets:
Receivables	-	(1,859)
Other current assets and deposits	(90)	5,400
Increase (decrease) in current liabilities:
Accounts payable	70,651	132,738
Accrued expenses and other liabilities	164,978	126,466
Deferred revenue	-	2,040
Net cash used in operating activities	(94,417)	(526,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	-	159,215
Net cash provided by investing activities	-	159,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from convertible note	120,000	-
Cash received from sale of common stock	-	299,418
Net cash provided by financing activities	120,000	299,418

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS		(68,318)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	32,380	73,312

CASH & CASH EQUIVALENTS, ENDING BALANCE	57,964	$4,994

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	-	$-
Cash and cash equivalents paid for taxes	-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	18,357	$-
Issaunce of shares for service	35,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKER INC.
(Formerly Financial Media Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand alone brands that incorporate social networking. On May 12, 2009, Financial Media Group, Inc (“FMG”) merged with Clicker into a single corporation and ceased its existence and the surviving corporation was named Clicker, Inc.

WallStreet Direct, Inc. (“WallStreet”), a wholly-owned subsidiary of Clicker was incorporated in the State of Nevada on January 5, 2005 as a financial holding company specializing as a provider of financial news, tools and content for the global investment community. On January 15, 2005, WallStreet acquired 100% of the assets and outstanding shares of Digital WallStreet, Inc. which was 100% owned by the majority shareholder (86%) of the Company, in exchange for two promissory notes of $1,500,000 each, carrying interest at 6% per annum, due and payable on January 31, 2007 and January 31, 2010. As this merger was between entities under the common control, the issuance of the promissory notes to the majority shareholder was recorded as a distribution to the majority shareholder. The merger has been accounted for on historical cost basis. The company provides Internet based media and advertising services through its network of financial websites. The company provides full array of customized investor awareness programs such senior management interviews, text and display advertising, press releases, conferences and seminars, and email marketing.

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

The acquisition of WallStreet was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of WallStreet obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of WallStreet, with WallStreet being treated as the continuing operating entity. The historical financial statements presented herein will be those of WallStreet. The continuing entity retained August 31 as its fiscal year end.

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

On June 13, 2006, Financial Media Group, Inc. established a wholly-owned subsidiary My WallStreet, Inc. and launched in January 2007, http://my.wallst.net, an online community for investors

In January 2007, the Company acquired the trade name “The Wealth Expo” and formed a wholly owned subsidiary The Wealth Expo Inc. on June 12, 2007. The Wealth Expo provides a broad range of information on investing techniques, and tools to investors through workshops and exhibits held throughout the United States.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2009 were filed on December 21, 2009 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

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

Allowance for doubtful debts amounted to $229,099 and $201,872 as of November 30, 2009 and August 31, 2009, respectively.

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

Revenue Recognition Policy

We recorded revenues on the basis of services provide to our client for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, we receive from our clients’ cash and/or securities, as compensation for providing such services.

Our primary source of revenue is generated from providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services includes audio and video production of senior management interviews, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. These services are provided by our subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we perform the contracted services, and collectibility of the fees have occurred when we receive cash and/or marketable securities in satisfaction for services provide.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107 (ASC 825), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

Reporting Segments

Statement of financial accounting standards No.131 (ASC 250), Disclosures about segments of an enterprise and related information SFAS No. 131 (ASC 250) , which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131(ASC 250) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) (ASC 718), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value

Issuance of Shares for Services

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Marketable securities classified as available for sale consisted of the following as of November 30, 2009:

Equity Securities Name and Symbol	Number of shares held at November 30, 2009	Cost	Market Value at November 30, 2009	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
XTend Medical Corp. (XMDC.PK)	12,375,000	2,475	618,750	616,275		PK
Delta Mining & Exploration Corp. (DMXC.PK)	10,000,000	50,000	160,000	110,000		PK
Sunrise Consulting Group (SNRS.PK)	515,000,000	51,500	51,500	-		PK
VOIP PAL.com, Inc. (VPLM.PK)	2,500,000	15,000	25,000	10,000		PK
GeneThera Inc (GTHR.PK)	261,000	14,355	9,135		(5,220)	PK
GENCO Corp (GNCC.PK)	294,118	17,647	8,824		(8,824)	PK
Others - Less than $10,000	58,689,605	36,864	37,806	8,712	(7,897)
		$187,841	$911,014	$744,987	$(21,941)

Marketable securities classified as available for sale consisted of the following as of August 31, 2009

Equity Securities Name and Symbol	Number of shares held at August 31, 2009	Cost	Market Value at August 31, 2009	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group (SNRS.pk)	515,000,000	$51,500	$51,500	$-	$-	PK
FIMA, Inc fima	357,000	14,994	10,674		(4,320)	PK
GENCO Corp GNCC	294,118	17,647	8,824		(8,823)	PK
GeneThera Inc (GTHR)	261,000	14,355	23,229			PK
OneScreen Inc (VidShadow Inc) OSCN	14,705	44,115	73,562	29,411		PK
Made in America Entertainment, Inc. (MAEI)	312,578	250,000	-			PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	25,000	10,000
Others - Less than $10,000 cost	89,659,900	36,040	87,777	66,773	(3,127)
		$443,651	$280,566	$106,184	$(16,270)

As of November 30, 2009, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $52,684 for the three months periods ended November 30th, 2009 compared to $629,245 for the same periods in 2008.

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

To safeguard the Company with impairments of marketable securities, the Company has revised its contractual terms on its agreements with its clients which provides that, in the event during the term of the agreement, the share bid price declines by more than ten percent (10%) of the share bid price on the date of execution of the agreement, the Client would agree to issue additional shares of their common stock to the Company in order to make up the deficiency caused by the reduction in the value of their stock.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in the statement of operations and comprehensive gain.

The Company did not sell any marketable securities during the three months periods ended November 30, 2009 as compared to a gain of  $218,238 in 2008.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Nov 30, 2009	August 31, 2009
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(162,645)	(154,525)
	$29,008	$37,128

Depreciation expense for the three months periods ended November 30, 2009 and 2008 was $8,120 and $15,135, respectively.

NOTE 5  OTHER ASSETS

Other assets consist of the following:

	November 30, 2009	August 31, 2009
Other Current Assets:
Employee advances	$35	$-
Rent deposit	$4,152	$4,152
Total Other Current Assets	$4,187	$4,152

NOTE 6  DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $20,800 and $20,800 in deferred revenues at November 30, 2009 and at August 31, 2009, respectively.  The Company is obligated to provide services on demand, in which customers will send notice directly to company.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30, 2009	August 31, 2009
Accrued legal & Consulting fees	$176,913	$161,837
Accrued interest	94,959	72,709
Accrued salaries and payroll taxes	544,514	539,852
Others	45,000	45,000
	$861,386	$819,398

NOTE 8  DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	November 30, 2009	August 31, 2009
Accrued officer’s compensation	$840,767	$796,140
Accrued consulting fees	4,149	4,149
Accrued interest	248,373	248,373
	$1,093,289	$1,048,662

The Company recorded an expense of $92,188 and $92,188 for the three months ended November 30, 2009 and 2008 for compensation and benefits provided to the Chief Executive Officer of the Company.

NOTE 9  NOTE PAYABLE

On July 20, 2008, the Company executed an unsecured, non-interest bearing promissory note of $550,000 to a third party due January 20, 2009, (the “BG Capital Note”). The BG Capital Note originated as a result of conversion of consulting expenses payable to a third party into a promissory note.  The promissory note required an annual interest rate of 18% if not paid on the January 20, 2009 due date. Between August 11, 2009 and October 9, 2009, BG Captial has assigned $150,000 of the promissory note to third parties and to be converted to debenture conversion notes (Note 10) The Company is in default on the remaining payment of $400,000 of the promissory note as of November 30, 2009.

On March 1, 2009, the Company executed a promissory note of $140,000 to a third party, unsecured, non-interest bearing and due on September 1, 2009. The promissory note requires an annual interest rate of 10% as default of payment on September 1, 2009.

On June 9, 2009, the Company issued a $70,000 non-interest bearing note to Mr. Gary Cortell of Cortell Communications Inc., as settlement of an invoice for past services rendered to the Company.  The promissory note requires an annual interest rate of 8% if not paid on the December 9, 2009 due date.

Effective August 22, 2009 the Company issued a six month 10% $100,000 unsecured promissory note  to Mr. Manu Ohri, the Company’s former Chief Financial Officer (Mr. Ohri).  If the Company does not repay the amounts due at maturity on February 22, 2010, the note will accrue interest at 10% annually.

Notes payables consist of the following:

	November 30, 2009	August 31, 2009
BG Capital Group Inc.	$400,000	$450,000
Smart Energy Group Inc.	140,000	140,000
Cortell Communications Inc.	70,000	70,000
Mr. Manu Ohri	100,000	100,000
	$710,000	$760,000

The Company recorded interest expense of $22,250 and $2,250 for the three months period ended November 30, 2009 and 2008, respectively.

NOTE 10   CONVERTIBLE NOTE

On October 9, 2009, the “Company” entered into an Exchange Agreement with Painted Post Group, Inc (“PPG”), pursuant to which PPG exchanged a $50,000 promissory note for a $50,000 convertible debenture (the “Debenture”).  The Debenture does not accrue interest and matures on October 9, 2010.  Until November 9, 2009, PPG has the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).  Any shares received upon conversion may not be sold prior to November 9, 2009.

On November 18, 2009, the “Company” enter into private offering under Regulation D of Securities Act of 1933 (the “Private Offering”) of a $120,000 convertible debenture with SBCH Charitable Foundation (SBCH) in which the Debenture does not accrue interest and matures on November 18, 2010. At any time, SBCH has the right to convert all or portion of the principal into shares of common stock of the Company a conversion price equal to forty percent (40%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).

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

The amount of outstanding note payable associate with debt discount as of:

	November 30, 2009	August 31, 2009
Convertible Note Payable	$251,643	$100,000
Unamortized discount	(139,291)	(86,957)
Convertible note payable, net	$112,352	$13,043

The amortization of the beneficial conversion features discount was $78,362 for the three months ended November 30, 2009, and was recorded in interest expense in the other income (expense) section of the statement of operations which increased convertible notes.

NOTE 11   DERIVATIVE LIABILIY

As mention in note 10, the conversion rates for convertible notes were subjected fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date .As a result, the number of potential conversions could not determined for each reporting period, Therefore, the Company classified all potentially beneficial conversions as derivative liabilities. The beneficial conversion features were analyzed in accordance with (ASC 815), paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The Company determined the fair value of beneficial conversion features liability for Lotus Lotus Funding Group note to be $116,752 on August 31, 2009.

Between October 9, 2009 and November 18, 2009, the Company issued two notes to Painted Post Group (PPG) and SBCH Charitable Foundation.  At the date of issuance the Company determined the fair value of these two beneficial conversion features liability to be $130, 031 using the Black-Scholes model with the following assumptions:

•	risk free rate of return between .00% to ..001%;
•	volatility range of 249.58% to 296.14%;
•	dividend yield of 0%; and
•	an expected term of one year.

The Company determined the fair value of all beneficial conversion features to be $341,005 as of November 30, 2009, which was calculated using the Black Sholes model with the following assumptions:

•	risk free rate of return of .00% to ..001%;
•	volatility of 254.02%;
•	dividend yield of 0%; and
•	an expected term of 10 to 11 months.

The increase in the fair value of the beneficial conversion features was determined to be $93,556 for the three months ended November 30, 2009, and was recorded in derivative liability, in the other income (expense) section of the statement of operations.

NOTE 12  EQUITY TRANSACTIONS

Common Stock

During the year quarter ended November 30, 2009, the Company issued the following shares of common stock:

•	9,170,836 shares for the payment of $14,957 at conversion prices between $0.0010 and $0.0028 for Lotus convertible note;
•	790,698 shares for the payment of $3,400 at conversion prices $.0043 for Paint Posted convertible note;
•	5,000,000 shares to consultants valued at $35,000 in exchange for their services

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at November 30, 2009:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at November 30, 2009	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at November 30, 2009
Class C Warrant	$3.00	12/16/2009 – 4/28/2010	1,760,000	-	-	-	1,760,000
			1,760,000	-	-	-	1,760,000

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	2,280,000	$2.66	-
Issued during the period	-	-	-
Expired	(520,000)	1.50	-
Exercised	-	-	-
Outstanding – November 30, 2009	1,760,000	$3.00	-

Following is the summary of the status of warrants outstanding at November 30, 2009:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted average Exercise Price of Exercisable Warrants
$3.00	1,760,000	.23	$3.00	1,760,000	$3.00

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

As of November 30, 2009, there are no stock options outstanding under the 2007 Non-Qualified Plan

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of November 30, 2009, no options have been granted under the 2008 Non-Qualified Plan.

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

The number and weighted average exercise prices of stock Options granted by the Company at November 30, 2009 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	4,825,000	$0.088	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – November 30, 2009	4,825,000	$0.088	$-

Following is a summary of the status of stock Options outstanding at November 30, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price For Exercisable
$0.015 - $0.30	4,825,000	7.65	$0.088	3,825,000	$0.07
	4,825,000	7.65	$0.088	3,825,000	$0.07

NOTE 13  BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260),, “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the three month periods ended November 30, 2009 and 2008, respectively.

NOTE 14  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for interest and $0 for income taxes during the three months ended November 30, 2009.

NOTE 15  COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease that terminates on February 28, 2010. Rent expense under the operating lease for the three months ended November 30, 2009 and 2008 was $90,887.10 and $103,958, respectively. The Company has future minimum lease obligations as follows:

Twelve months ending November 30,	Amount
2010	$79,564
Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently in discussions in negotiating the claims and settling the judgments with the parties.

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.  On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. The balance has been included in current liability on the accompanying consolidated financial statements

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035. On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  The amount has not yet been paid and our subsidiary is in negotiations for settlement. The balance has been included in current liability on the accompanying consolidated financial statements

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M110495. On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid and the company is in negotiations to settle the amount. The balance has been included in current liability on the accompanying consolidated financial statements

CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008. The balance has been included in current liability on the accompanying consolidated financial statements

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services.  On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements

NOTE 16  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $16,323,981 as of November 30, 2009 and has incurred net loss of $502,730 for the three months ended November 30, 2009. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended November 30, 2009 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

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

The development of these internet websites has four main stages of development:

Stage One: The idea and concept stage of a potentially good idea. At this stage a budget and timeline for the property is developed. The size of the market and our plan for integration or exit is established. Additionally the business model is introduced at this level.

Stage Two: The development of the property is laid out. Site layout and design is established. Logic and user flow and finally site architecture and design are established.

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

Financial Filings Corp.

Financial Filings Corp. was launched in March 2006 and provides news distribution and electronic document conversion services to public companies for filing to the EDGAR website of the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Our consolidated results of operations for the three months ended November 30, 2009 and 2008 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported a net loss of $502,730 for the three ended November 30, 2009 compared to net loss of $1,045,770 for the same periods ended November 30 2008. The loss was decreased due to significant reduction in management and marketing expenses, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the three months period ended November 30, 2009 were $198,920 compared to $834,787 for the same period in 2008, respectively. Revenues decreased by $635,867 (76%) during the three months ended November 30, 2009, as compared to the same period in 2008, due to significant decrease in advertisements on our website from the  current economic conditions and recent downturn in financial markets, resulting in clients spending significantly less money on internet advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three months ended November 30, 2009 were $442,145 compared to $1,010,478 for the same period in 2008. SG&A expenses decreased by $568,334 (59%) during the three months ended November 30, 2009 as compared to the same periods in 2008, primarily due to reduction in payroll costs, reduction in administrative, sales and marketing personnel due to downsizing as a result of reduction in revenues, and reduction in legal costs.

Impairment of marketable securities for the three months ended November 30, 2009 were $52,684 compared to $629,245 for the same periods ended in 2008. We had significant reduction in impairment compared to last year due to lack of securities available for sale and a reduction in receipt of securities as payment.  Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three ended November 30, 2009

Depreciation expense for the three months ended November 30, 2009 was $8,120 compared to $15,135 for the same periods in 2008.

Interest expense for the three months ended November 30, 2009 was $100,612 compared to $7,511 for the same periods in 2008. Interest expense increased by $93,101 for the three months ended November 30, 2009 compared to the same period in 2008. The increase in interest expense for the three months ended November 30, 2009 resulted as we amortized the beneficial conversion feature interest on convertible notes issued during the quarter ended November 30, 2009.

Realized loss on sale of marketable securities for the three ended November 30, 2009 was $0 compared to $218,238 for the same periods in 2008. We sold marketable securities held in our possession and realized losses on their sale to fund our operating costs. Unrealized gain at November 30, 2009 was $723,046 compared to unrealized loss of $33,145 for the same period in 2008. Unrealized gain resulted from the increase in market value of the marketable securities held at November 30, 2009.

We recorded an expense of $93,556 in change of derivative liability for the three months ended November 30, 2009 as compared to zero for the same periods in 2008. The increased derivative liability resulted from our issuance of three convertible notes for the quarter ended November 30, 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $57,964 at November 30, 2009 compared to $32,380 at August 31, 2009. As shown in the accompanying consolidated financial statements, we recorded a loss of $502,730 for the three months ended November 30, 2009 compared to a loss of $1,050,570 for the same period in 2008. Our current liabilities exceeded our current assets by $3,329,754 at November 30, 2009 and net cash used in operating activities for the three months ended November 30, 2009 was $94,417. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the nine months ended November 30, 2009 was $94,417 which resulted due to a decrease in receivables and other current assets of $90, an increase in accounts payable of $70,651 and an  increase in accrued expenses and other liabilities of $164,978.

Investing Activities

Net cash provided by investing activities for the nine months ended November 30, 2009 was zero.

Financing Activities

Net cash provided by financing activities for the nine months ended November 30, 2009 was $120,000 from the issuance of a convertible note.

As a result of the above activities, we experienced a net increase in cash of $25,584 for the three months ended November 30, 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of our marketable securities.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.  On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. A judgment was entered against us in the amount of $74,194.60 and said amount remains unpaid and we are in negotiations to settle the judgment.

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035. On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  A judgment was entered against us in the amount of $41,966 and said amount remains unpaid and we are in negotiations to settle the judgment.

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M110495. On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid and we are in negotiations to settle the judgment.

 CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008 and the company believes it can reach a settlement aggreement

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. We plan to contest the judgment if a settlement is not reached as services were supplied to subsidiary.

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services.  On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. We intend to challenge the judgment for improper service and launch a cross complaint for non performance if a settlement is not reached

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2009, the Company issued:

•	9,170,836 shares of common stock upon the conversion of $14,957 principle amount of a convertible note held by Lotus Funding Group, LLC;
•	790,698 shares of common stock upon the conversion of $3,400 principle amount of a convertible note held by Painted Post Group, Inc.; and
•	5,000,000 shares to consultants in exchange for $35,000 in services rendered.

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

CLICKER INC.

Date: January 19, 2010	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer