Form 10-Q
period 2010-02-28
CLICKER INC.
filed 2010-04-19
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

As of April 15, 2010, there were 27,187,666 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended February 28, 2010

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	As of	As of
	February 28, 2010	August 31, 2009
CURRENT ASSETS:
Cash & cash equivalents	163,469	$32,380
Accounts receivable, net	2,400	27,172
Marketable securities	372,478	280,566
Other current assets	4,187	4,152
Total current assets	542,535	344,270

PROPERTY & EQUIPMENT, net	21,019	37,128

Total assets	563,553	$381,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	1,281,056	$1,093,436
Accrued expenses	839,869	819,398
Deferred revenue	-	20,800
Derivative liability	998,226	116,752
Due to related parties	1,159,713	1,048,662
Note payable	170,000	760,000
Convertible note payble, net	252,446	13,043
Total current liabilities	4,701,311	3,872,091

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
519,098 and 282,292 shares issued and outstanding at
February 28, 2010 and August 31, 2009, respectively	519	282
Paid in capital	12,462,138	12,240,363
Prepaid consulting	(24,792)	-
Unrealized gain on marketable securities	223,244	89,913
Accumulated deficit	(16,798,867)	(15,821,251)
Total stockholders' deficit	(4,137,758)	(3,490,693)

Total liabilities and stockholders' deficit	563,553	$381,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Month Periods Ended		For The Six Month Periods Ended
	February 28		February 28
	2010	2009	2010	2009
Net revenues	$42,584	$241,805	$241,504	$1,076,592

Operating expenses
Selling, general & administrative	520,494	622,821	962,638	1,633,299
Depreciation	7,989	15,136	16,109	30,271
Impairments	37,286	460,544	89,970	1,089,789
Total operating expenses	565,769	1,098,501	1,068,717	2,753,359

Loss from operations	(523,185)	(856,696)	(827,213)	(1,676,767)

Non-Operating Income (Expense):
Interest expense	(147,486)	(2,288)	(248,098)	(9,749)
Interest income	640	-	906	-
Gain/(Loss) on sale of marketable securities	202,433	(220,265)	202,433	(438,503)
Change in derivative liability	(7,288)		(100,843)	-
Total non-operating income (expense)	48,299	(222,553)	(145,602)	(448,252)

Loss before income taxes	(474,886)	(1,079,249)	(972,815)	(2,125,019)
	-
Provision for income tax	-	-	4,800	4,800

Net loss	(474,886)	(1,079,249)	(977,615)	(2,129,819)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(690,130)	1,445,436	(56,997)	929,586
Reclassification adjustment	190,328	(996,860)	190,328	(793,285)

Comprehensive loss	$(974,688)	$(630,673)	$(844,284)	$(1,993,518)

Basic and diluted net loss per share	$(0.004)	(0.02)	$(0.01)	$(0.03)

Weighted average shares of common stock outstanding
- Basic and Diluted	130,535,415	70,165,497	110,195,621	68,120,692

*Weighted average number of shares used to compute basic and diluted loss per share are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Month Periods Ended
	February 28
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(977,615)	$(2,129,819)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	27,507	1,088
Depreciation and amortization	16,109	30,271
Revenues in form of marketable securities	(50,000)	(959,932)
Impairment of marketable securities	89,970	1,089,789
Write off of liability	(20,800)	-
(Gain)/Loss on sale of marketable securities	(202,433)	438,503
Change in derivative liability	100,843
Issuance of options and warrants for services	60,256	265,322
Issuance of shares for services	81,758	139,998
(Increase) decrease in current assets:
Receivables	(2,735)	9,565
Other current assets and deposits	(35)	24,274
Increase (decrease) in current liabilities:
Accounts payable	187,620	247,891
Accrued expenses and other liabilities	335,713	162,935
Deferred revenue	-	12,059
Net cash used in operating activities	(353,842)	(668,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	203,880	306,070
Net cash provided by investing activities	203,880	306,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	111,051	-
Cash proceeds from convertible note	170,000	-
Cash received from sale of common stock	-	302,464
Net cash provided by financing activities	281,051	302,464

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	131,089	(59,524)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	32,380	73,312

CASH & CASH EQUIVALENTS, ENDING BALANCE	163,469	$13,788

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	-	$-
Cash and cash equivalents paid for taxes	-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	55,205	$-
Issaunce of shares for service	106,550	$-

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2009 were filed on December 21, 2009 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Account receivable balance was $2,400 and 27,172 with allowance for doubtful debts amounted to $229,099 and $201,872 as of February 28, 2010 and August 31, 2009, respectively.

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

Comprehensive Income

Statement of financial accounting standards No. 130 (ASC 220), “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing,” new authoritative accounting guidance amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Marketable securities classified as available for sale consisted of the following as of February 28, 2010:

Name	No	Cost	Market value	Accumulated unrealized gain / (loss)	Traded on
VOIP PAL.com, Inc. VPLM	2,500,000	$15,000	48,750	33,750	PK
Sunrise Consulting Group (SNRS.pk)	515,000,000	51,500	51,500	-	PK
Delta Mining & Exploration Corp. (DMXC.PK)	10,000,000	50,000	100,000	50,000	PK
Others-less than $10,000	109,549,908	32,608	172,228	139,064

Total		149,108	372,478	222,814

Marketable securities classified as available for sale consisted of the following as of August 31, 2009

Equity Securities Name and Symbol	Number of shares held at August 31, 2009	Cost	Market Value at August 31, 2009	Accumulated Unrealized Gain / (loss)	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group (SNRS.pk)	515,000,000	$51,500	$51,500	$-	PK
FIMA, Inc fima	357,000	14,994	10,674	(4,320)	PK
GENCO Corp GNCC	294,118	17,647	8,824	(8,823)	PK
GeneThera Inc (GTHR)	261,000	14,355	23,229		PK
OneScreen Inc (VidShadow Inc) OSCN	14,705	44,115	73,562	29,411	PK
Made in America Entertainment, Inc. (MAEI)	312,578	250,000	-		PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	25,000	10,000
Others - Less than $10,000 cost	89,659,900	36,040	87,777	66,645
		$443,651	$280,566	$89,913

As of February 28, 2010, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $89,970 for the six months periods ended February 28, 2010 compared to $1,089,789 for the same periods in 2009.

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

The Company sold marketable securities during three months and six months periods ended February 28, 2010 and recorded realized gain of $202,433 and $202,433 as compared to realized loss of  $220,265 and $438,503  in 2009, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2010	August, 31, 2009
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(170,634)	(154,525)
	$21,019	$37,128

Depreciation expense for the six months periods ended February 28, 2010 and 2009 was $16,109 and $30,271, respectively.

NOTE 5  OTHER ASSETS

Other assets consist of the following:

	February 28, 2010	August 31, 2009
Other Current Assets:
Employee advances	$35	$-
Rent deposit	$4,152	$4,152
Total Other Current Assets	$4,187	$4,152

NOTE 6  DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded zero and $20,800 in deferred revenues at February 28, 2010 and at August 31, 2009, respectively.  The Company received money in advance for services to be rendered in the future.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2010	August 31, 2009
Accrued legal & Consulting fees	$153,896	$161,837
Accrued interest	5,567	72,709
Accrued salaries and payroll taxes	600,406	539,852
Others	80,000	45,000
	$839,869	$819,398

NOTE 8  DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	February 28, 2010	August 31, 2009
Accrued officer’s compensation	$911,340	$796,140
Accrued consulting fees	-	4,149
Accrued interest	248,373	248,373
	$1,159,713	$1,048,662

The Company recorded an expense of $175,260 and $184,375 for the six months ended February 28, 2010 and 2009 for compensation and benefits provided to the Chief Executive Officer of the Company.

NOTE 9  NOTE PAYABLE

On June 9, 2009, the Company issued a $70,000 non-interest bearing note to Cortell Communications Inc., as settlement of an invoice for past services rendered to the Company.  The promissory note requires an annual interest rate of 8% if not paid on the December 9, 2009 due date.

Effective August 22, 2009 the Company issued a six month $100,000 unsecured promissory note to Mr. Manu Ohri, the Company’s former Chief Financial Officer (Mr. Ohri).  If the Company does not repay the amounts due at maturity on February 22, 2010, the note will accrue interest at 10% annually.

As of February 28, 2010, the Company recorded $170,000 in Note Payable compare to $760,000 at the end of August 31, 2009. The Company recorded interest expense of $39,133 and $3,750 for the six months period ended February 28, 2010 and 2009, respectively.

NOTE 10  CONVERTIBLE NOTE

Between August 2009 through February 2010, CLICKER Inc. (the “Company”) entered into Exchange Agreement with Painted Post Group, Inc (“PPG”), Lotus Funding Group, LLC (“Lotus”), and Greystone Capital Partners, Inc. and in exchange promissory notes to debenture conversion notes.  The Debentures do not accrue interest and mature on about December 2009 through February 2010. The debenture holders have the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).  The debenture to Lotus Funding Group, LLC (“Lotus”) has matured on December 31, 2009, and the debenture holders has two options to either demand the Company to repay the balance in full or convert the remaining balance at  twenty percent (20%) of the average of the closing bid price of the Company’s common stock during the five  (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “ Conversion Price”).  The Company has estimated that it will take two (2) years for Lotus to fully convert the remaining balance.

On November 18, 2009, CLICKER Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SBCH Charitable Foundation, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $120,000 (the “Debenture”). The Debenture accrues interest at 10% and matures on November 18, 2010. At any time, SBCH has the right to convert all or portion of the principal into shares of common stock of the Company a conversion price equal to forty percent (40%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).

On December 10, 2009, the “Company” entered into a private offering under Regulation D of Securities Act of 1993 (the “Private Offering”) of $50,000 convertible debenture with Asher Enterprises, Inc. in which the Debenture accrues interest at 8% and matures on December 10, 2010. At any time, Asher has the right to convert all or portion of the principal into shares of common stock of the Company a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the ten (10) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).

On December 16, 2009, CLICKER Inc. (the “Company”) entered into an Exchange Agreement with Thalia Woods Management (“Thalia”), pursuant to which Thalia exchanged a $158,534 promissory note for a $158,534 convertible debenture (the “Debenture”).  The Debenture does not accrue interest and matures on December 16, 2010.  Thalia has the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP (the “Conversion Price”).  Thalia’s right and obligation to convert the Debenture and receive Common Stock is restricted such that Thalia’s beneficial ownership shall not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

The amount of outstanding note payable associate with debt discount as of:

	February 28, 2010	August 31, 2009
Convertible Note Payable	$914,728	$100,000
Unamortized discount	(662,283)	(86,957)
Convertible note payable, net	$252,446	$13,043

The amortization of the beneficial conversion features discount was $205,305 and zero for the six months ended February 28, 2010 and 2009, respectively.  The amortization of beneficial conversion was recorded in interest expense in the other income (expense) section of the statement of operations. The unamortized amount of beneficial conversion features discount were $662,283 as of February 28, 2010.

NOTE 11   DERIVATIVE LIABILIY

As mention in note 10, the conversion rates for convertible notes were subjected forty percent (40%) to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) to ten (10) trading days immediately preceding the conversion date.  As a result, the number of potential conversions could not determined for each reporting period, Therefore, the Company classified all potentially beneficial conversions as derivative liabilities. The beneficial conversion features were analyzed in accordance with (ASC 815), paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The Company determined the fair value of beneficial conversion features liability for Lotus Funding Group note to be $116,752 on August 31, 2009.

The Company has issued five additional convertible notes to Painted Post Group (PPG), SBCH Charitable Foundation, Asher Enterprises Inc., Thalia Woods Management Inc., and Greystone Capital Partners during the period of six months ended February 28, 2010.  At the date of issuance the Company determined the fair value of these five beneficial conversion features liability to be $780,631

The Company determined the fair value of all beneficial conversion features to be $998,226 as of February 28, 2010, which was calculated using the Black Sholes model with the following assumptions:

•	risk free rate of return of 0.22%
•	volatility of 198.91%
•	dividend yield of 0%; and
•	an expected terms of 8 to 21 months.

The increase in the fair value of the beneficial conversion features was determined to be $57,333 for the six months ended February 28, 2010, and was recorded in the other income (expense) section of the statement of operations.

NOTE 12  EQUITY TRANSACTIONS

Common Stock

On January 26, 2010, the Company proposed a consolidation of all its outstanding common shares as record date of February 18, 2010, also known as a reverse stock split by 300:1.

During the year six months ended February 28, 2010, the Company issued the following shares of common stock:

•	711,474 shares for the payment of $21,353 at conversion prices between $0.15 and $0.30 for Lotus convertible note;
•	42,297 shares for the payment of $25,810 at conversion prices between $0.36 and $1.29 for Paint Posted convertible note;
•	18,362 shares for the payment of $8,042 at conversion prices $0.45 for Thalia Woods Management, Inc’s note.
•	105,000 shares to consultants valued at $106,550 in exchange for their services.

Outstanding Warrants:

Following is a summary of the various classes of warrants outstanding at February 28, 2010:

Description of Warrants	Exercise Price	Expiration Date	Warrants Outstanding at February 28, 2010	Warrants Issued during the period	Warrants Exercised during the period	Warrants Expired during the period	Warrants Outstanding at February 28, 2010
Class C Warrant	$3.00	4/28/2010	520,000	-	-	-	520,000
			520,000	-	-	-	520,000

The number and weighted average exercise prices of warrants granted by the Company are as follows:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	2,280,000	$2.66	-
Issued during the period	-	-	-
Expired	(1,760,000)	2.56	-
Exercised	-	-	-
Outstanding – February 28, 2010	520,000	$3.00	-

Following is the summary of the status of warrants outstanding at February 28, 2010:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted average Exercise Price of Exercisable Warrants
$3.00	520,000	0.04	$3.00	520,000	$3.00

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

As of February 28, 2010, there are no stock options outstanding under the 2007 Non-Qualified Plan

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of February 28, 2010, no options have been granted under the 2008 Non-Qualified Plan.

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

The number and weighted average exercise prices of stock Options granted by the Company at February 28, 2010 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	4,825,000	$0.08	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – February 28, 2010	4,825,000	$0.08	$-

Following is a summary of the status of stock Options outstanding at February 28, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Life	Options Exercisable	Weighted Average Exercise Price For Exercisable
$0.015 - $0.30	4,825,000	7.40	$7.19	4,516,944	$0.07
	4,825,000	7.40	$7.19	4,516,944	$0.07

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the six month periods ended February 28, 2010 and 2009, respectively.

NOTE 14  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for interest and $0 for income taxes during the six months ended February 28, 2010 and 2009, respectively.

NOTE 15  COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease on monthly basis. Rent expense under the operating lease for the six months ended February 28, 2010 and 2009 was $182,000 and $222,140, respectively. The Company has no future lease obligations.

Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently in discussions in negotiating the claims and settling the judgments with the parties.

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.  On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. The balance has been included in current liability on the accompanying consolidated financial statements. The Company is in negotiations to settle the judgment.

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035. On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  The amount has not yet been paid and our subsidiary is in negotiations for settlement. The balance has been included in current liability on the accompanying consolidated financial statements. The Company is in negotiations to settle the judgment.

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M110495. On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid and the company is in negotiations to settle the amount. The balance has been included in current liability on the accompanying consolidated financial statements. The Company is in negotiations to settle the judgment.

CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008. The balance has been included in current liability on the accompanying consolidated financial statements.

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements. The Company plans to challenge or settle the judgment.

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services.  On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements. The Company plans to challenge the judgment with countersuit if necessary.

NOTE 16  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $16,798,867 as of February 28, 2010 and has incurred net loss of $977,615 for the six months ended February 28, 2010. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended February 28, 2010 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 17    SUBSEQUENT EVENTS

On January 26, 2010, we proposed a consolidation of all our outstanding common shares as record date of February 18, 2010, also known as a reverse stock split by 300:1. This reverse stock split reduced the total number of issued and outstanding common shares from 155,729,507 to 519,098. As a result of the reduction in the number of common shares, the market price per common share increased. However, there is no assurance that the post-reverse stock split price will be equal to or greater than the consolidation ratio multiplied by the pre-reverse stock split price on a going forward basis.

We effected the 300 for 1 reverse stock split of our common stock on April 1, 2010, as a result of which every 300 issued and outstanding shares of common stock has been combined into one share.  Any fractional share as result of the reverse stock split received a whole share in lieu of any fractional share to which they might otherwise have been entitled. The reverse stock split affected all of our then issued and outstanding shares of common stock, as well as the number of shares issuable upon the exercise of then outstanding stock options and warrants.

On April 12, 2010, the Company issued 26,666,666 shares of its common stock to Junior Capital Inc. for the retirement of $800,000 indebted on behalf of Chief Executive Officer.

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

Overview and Recent Transactions

On May 12, 2009, we changed our name from Financial Media Group, Inc. to  Clicker, Inc.  (the “Company,” "We," or "Clicker"). We are a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users.

We effected the 300 for 1 reverse stock split of our common stock on April 1, 2010, as a result of which every 300 issued and outstanding shares of common stock has been combined into one share.  This reverse stock split reduced the total number of issued and outstanding common shares from 155,729,507 to 519,098. Any fractional share as a result of the reverse stock split received a whole share in lieu of any fractional share to which they might otherwise have been entitled. The reverse stock split affected all of our then issued and outstanding shares of common stock, as well as the number of shares issuable upon the exercise of then outstanding stock options and warrants. Our common stock is currently quoted on the OTCBB under the new symbol CLKZD for a period of 20 days. After such time the D will be dropped and our common stock will continue to be quoted on the OTCBB under the prior symbol CLKZ.  All references to number of shares and per share data in this Form 10-Q, except for the financial statements and notes thereto, reflect the reverse stock split.

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

Web Properties

Forwant.com

ForWant.com is a free classified advertisements site with millions of ads posted by users.  The website allows users to post advertisements for and search a variety of specialized categories including, housing, merchandises, services, personal ads and employment listings in specialized communities in the United States and Canada, as well as other countries such as United Kingdom, India and Ireland.   The website also has paid premium content and sections. The property has had approximately 1,200,000 visitors in the last three months and has available millions of listings throughout its network. The property is now incorporated under ForWant Inc and ready to begin operations as a standalone entity. Competitors for the property are Craigslist, kijiji (an eBay company), Hotjobs (yahoo), and Monster.

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

Results of Operations

Our consolidated results of operations for the three and six months ended February 28, 2010 and 2009 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported net losses of $474,886 and $997,615 for the three and six months ended February 28, 2010 compared to net loss of $1,079,249 and $2,129,819 for the same periods ended February 28, 2009, respectively. The losses decreased due to significant reduction in management and marketing expenses, as more fully explained in "Operating Expenses" below.

Revenues

Revenues for the three and six month periods ended February 28, 2010 were $42,584 and $241,504 compared to $241,805 and $1,076,592 for the same periods in 2009, respectively. Revenues decreased by $199,221 (82%) and $835,088 (77%) during the three months and six months ended February 28, 2010, as compared to the same period in 2008, respectively, due to significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three and six months ended February 28, 2010 were $520,494 and $962,638 compared to $622,821 and $1,633,299 for the same periods in 2009, respectively. SG&A expenses decreased by $102,327 (16%) and $670,661 (41%) during the three and six months ended February 28, 2010 as compared to the same periods in 2009, respectively, primarily due to reduction in payroll costs, reduction in administrative, sales and marketing personnel due to downsizing as a result of reduction in revenues, and reduction in legal costs.

Impairment of marketable securities for the three and six months ended February 28, 2010 was $37,286 and $89,970 compared to $460,544 and $1,089,789 for the same periods ended in 2009, respectively. We had significant reduction in impairment compared to last year due to lack of securities available for sale and a reduction in receipt of securities as payment.  Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three and six months ended February 28, 2010.

Depreciation expense for the three and six months ended February 28, 2010 was $7,989 and $16,109 compared to $15,136 and $30,271 for the same periods in 2009, respectively.

Interest expense for the three and six months ended February 28, 2010 was $147,486 and $248,098 compared to $2,288 and $9,749 for the same periods in 2009, respectively. The increase in interest expense for the three and six months ended February 28, 2010 resulted as we amortized the beneficial conversion feature interest on convertible notes issued during the quarter ended February 28, 2010.

Realized gain on sale of marketable securities for the three and six months ended February 28, 2010 was $202,433 and $202,433 compared to realized loss of $220,265 and $438,503 for the same periods in 2009, respectively. We sold marketable securities held in our possession and realized gains on their sale to fund our operating costs. Unrealized gain at February 28, 2010 was $223,244 compared to $929,586 for the same period in 2009. Unrealized gain resulted from the increase in market value of the marketable securities held at February 28, 2010.

We recorded an expense of $7,288 and $100,843 in change of derivative liability for the three and six months ended February 28, 2010 as compared to zero for the same periods in 2009. The increased derivative liability resulted from our issuance of six convertible notes for the quarter ended February 28, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $163,469 at February 28, 2010 compared to $32,380 at August 31, 2009. As shown in the accompanying consolidated financial statements, we recorded a loss of $977,615 for the six months ended February 28, 2010 compared to a loss of $2,129,819 for the same period in 2009. Our current liabilities exceeded our current assets by $4,158,776 at February 28, 2010 and net cash used in operating activities for the six months ended February 28, 2010 was $353,842. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the six months ended February 28, 2010 was $353,842 which resulted due to a decrease in receivables and other current assets of $2,770, an increase in accounts payable of $187,620 and an increase in accrued expenses and other liabilities of $335,713.

Investing Activities

Net cash provided by investing activities for the six months ended February 28, 2010 was 203,880 compared to $306,070 in same period 2009.

Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2010 was $281,051 from the issuance of convertible notes and payment proceed to officers.

As a result of the above activities, we experienced a net increase in cash of $131,089 for the six months ended February 28, 2010 compared to decrease of $59,524 for the same period 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of our marketable securities.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition,” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December 2009, under FASB ASC Topic 860, “Transfers and Servicing,” new authoritative accounting guidance amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  The objective of this ASUis to address the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock of equivalent value with a potential limit on the total amount of cash that shareholders can elect to receive in aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limit on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively.  The stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260, Equity and EarningsperShare.The amendments in this ASU are effective for interim and annual periods ending on or after December, 15, 2009, and should be applied on a retrospective basis.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives, to resolve potential ambiguity about the breadth of the embedded credit derivative scope exception in FASB Accounting Standards Codification (ASC) 815-15-15-8:  “Changes in cash flows attributable to changes in the creditworthiness of an interest resulting from securitized financial assets and liabilities (including derivative instruments) that represent the assets or liabilities that are held by the issuing entity shall not be considered an embedded derivative under this Subtopic.”  It is clear that the transfer of credit risk that is only in the form of subordination of one financial instrument to another (thereby redistributing credit risk) is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  However, there is some ambiguity in practice about whether other embedded credit derivative features are considered to be embedded derivative features that are not subject to bifurcation and separate accounting as a derivative instrument. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of February 28, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

 CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008 and the company believes it can reach a settlement agreement.

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. We plan to contest the judgment if a settlement is not reached as services were supplied to a subsidiary.

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services.  On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. We intend to challenge the judgment for improper service and launch a cross complaint for non performance if a settlement is not reached.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2010, the Company issued:

•	40,578 shares for the payment of $6,396 at conversion prices between $0.15 and $0.30 for Lotus convertible note;
•	39,662 shares for the payment of $22,410 at conversion prices between $0.36 and $1.29 for Paint Posted convertible note;
•	18,362 shares for the payment of $8,042 at a conversion price of $0.45 for Thalia Woods Management, Inc’s note; and
•	88,334 shares to consultants valued at $71,550 in exchange for their services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. RESERVED

Item 5. Other Information

On April 13, 2010, we issued 26,666,666 shares of our common stock to Junior Capital Inc., which is owned by Albert Aimers, our Chief Executive Officer, for the retirement of $800,000 in accrued debt and compensation owed to Mr. Aimers.  This issuance of shares described in this Item is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933.

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

CLICKER INC.

Date: April 19, 2010	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer