Form 10-Q
period 2010-05-31
CLICKER INC.
filed 2010-07-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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
 Yes ☐ No ☒

As of July 15, 2010, there were 58,868,502 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended May 31, 2010

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	As of	As of
	May 31, 2010	August 31, 2009
CURRENT ASSETS:
Cash & cash equivalents	$22,378	$32,380
Accounts receivable, net	310,396	27,172
Marketable securities	228,366	280,566
Other current assets	6,488	4,152
Total current assets	567,628	344,270

PROPERTY & EQUIPMENT, net	13,456	37,128

Total assets	$581,084	$381,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,286,049	$1,093,436
Accrued expenses	806,945	819,398
Deferred revenue	-	20,800
Derivative liability	680,493	116,752
Due to related parties	341,071	1,048,662
Note payable	270,000	760,000
Convertible note payble, net	30,893	13,043
Total current liabilities	3,415,451	3,872,091

Commitment & contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
51,748,928 and 282,292 shares issued and outstanding at
May 31, 2010 and August 31, 2009, respectively	51,746	282
Paid in capital	13,826,299	12,240,363
Prepaid consulting	(16,042)	-
Unrealized gain on marketable securities	80,160	89,913
Accumulated deficit	(16,776,530)	(15,821,251)
Total stockholders' deficit	(2,834,367)	(3,490,693)

Total liabilities and stockholders' deficit	$581,084	$381,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Month Periods Ended		For The Nine Month Periods Ended
	May 31		May 31
	2010	2009	2010	2009
Net revenues	$433,828	$119,393	$675,332	$1,195,985

Operating expenses
Selling, general & administrative	555,015	339,120	1,517,653	1,972,419
Depreciation	7,563	15,135	23,672	45,406
Impairments	-	230,606	89,970	1,320,395
Total operating expenses	562,578	584,861	1,631,295	3,338,220

Loss from operations	(128,750)	(465,468)	(955,963)	(2,142,710)

Non-Operating Income (Expense):
Interest expense	(302,603)	(33,000)	(549,795)	(42,749)
Interest income	20,800	237,230	20,800	237,230
Gain/(Loss) on sale of marketable securities	115,156	(172,392)	317,589	(610,895)
Change in derivative liability	317,733	-	216,890	-
Total non-operating income (expense)	151,086	31,838	5,484	(416,415)

Income /(Loss) before income taxes	22,336	(433,630)	(950,479)	(2,559,125)

Provision for income tax	-	-	4,800	4,800

Net income/(loss)	22,336	(433,630)	(955,279)	(2,563,925)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	49,719	(237,079)	(7,278)	692,507
Reclassification adjustment	(192,803)	(148,252)	(2,475)	(941,537)
Comprehensive loss	$(121,222)	$(819,435)	$(965,032)	$(2,812,955)

Basic net income/(loss) per share	$0.00	$(1.65)	$(0.14)	$(10.73)

Diluted net income/(loss) per share	$0.00	$(1.65)	$(0.14)	$(10.73)

Basis weighted average shares of common stock outstanding	19,239,921	262,535	6,728,578	239,021

Diluted Weighted average shares of common stock outstanding	22,367,815	262,535	6,728,578	239,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Finanical Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Month Periods Ended
	May 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(955,279)	$(2,563,925)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	28,727	980
Depreciation and amortization	23,672	45,406
Revenues in form of marketable securities	(297,000)	(1,066,507)
Write off of liabilities	(20,800)	-
Impairment of marketable securities	89,970	1,320,395
(Gain)/Loss on sale of marketable securities	(317,589)	610,895
Change in derivative liability	(216,890)	-
Issuance of options and warrants for services	84,294	202,446
Issuance of shares for services	90,508	135,818
(Increase) decrease in current assets:
Receivables	(64,951)	13,388
Other current assets and deposits	(2,336)	(5,691)
Increase (decrease) in current liabilities:
Accounts payable	192,613	323,358
Accrued expenses and other liabilities	602,585	434,905
Deferred revenue	-	(282,017)
Net cash used in operating activities	(762,475)	(830,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	320,064	456,146
Net cash provided by investing activities	320,064	456,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	92,409	-
Cash proceeds from convertible note	340,000	-
Cash received from sale of common stock	-	302,464
Net cash provided by financing activities	432,409	302,464

NET DECREASE IN CASH & CASH EQUIVALENTS	(10,002)	(71,937)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	32,380	73,312

CASH & CASH EQUIVALENTS, ENDING BALANCE	22,378	$1,375

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	-	$-
Cash and cash equivalents paid for taxes	-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	646,556	$-
Issuance of shares for accrued salaries	800,000	$-

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended August 31, 2009 were filed on December 21, 2009 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Account receivable amounted to $310,396 and $27,172, net of allowance for doubtful debts amounted to $229,099 and $201,872 as of May 31, 2010 and August 31, 2009, respectively.

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

Our primary source of revenue is generated from building and developing stand alone brands that incorporate social networking, providing Internet based media and advertising services, and a full array of customized investor awareness programs to small and medium sized companies through its financial websites www.wallst.net and my.wallst.net. The services includes web developing, audio and video production of senior management interviews, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. These services are provided by our subsidiaries WallStreet Direct, Inc. and Digital WallStreet, Inc. Revenues from Internet based media and advertising services are recognized and recorded when the performance of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we execute a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we perform the contracted services, and collectibility of the fees have occurred when we receive cash and/or marketable securities in satisfaction for services provide.

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

The Company offers a broad range of services to its clients and its primary source of revenue is generated from providing web developing into internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies through its financial websites http://www.wallst.net, http://my.wallst.net and http://tv.wallst.net. The Company also provides newswire and compliance services including preparation of registration statements, electronic filings and reporting of SEC documents (EDGAR), preparation of proxy materials and news distribution to the same types of clients whom the Company provides Internet based media and advertising services. The Company started to offer a broad range of information on investing techniques and education tools to investors through workshops, exhibition sales, speaking presentation sales, collateral material sales and advertising sales.

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

Comprehensive Income

Statement of financial accounting standards No. 130 (ASC 220), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Marketable securities classified as available for sale consisted of the following as of May 31, 2010:

Name	No	Cost	Market value	Accumulated unrealized Gain/(Loss)	Traded on
VOIP PAL.com, Inc. VPLM	2,500,000	$15,000	30,000	15,000	PK
Sunrise Consulting Group (SNRS.pk)	515,000,000	51,500	103,000	51,500	PK
Delta Mining & Exploration Corp. (DMXC.PK)	10,000,000	50,000	50,000	-	PK
Others	88,211,723	31,676	45,366	13,660

Total		148,176	228,366	80,160

Marketable securities classified as available for sale consisted of the following as of August 31, 2009

Equity Securities Name and Symbol	Number of shares held at August 31, 2009	Cost	Market Value at August 31, 2009	Accumulated Unrealized Gain/(Loss)	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group (SNRS.pk)	515,000,000	$51,500	$51,500	$(1)	PK
FIMA, Inc fima	357,000	14,994	10,674	(4,320)	PK
GENCO Corp GNCC	294,118	17,647	8,824	(8,823)	PK
GeneThera Inc (GTHR)	261,000	14,355	23,229		PK
OneScreen Inc (VidShadow Inc) OSCN	14,705	44,115	73,562	29,411	PK
Made in America Entertainment, Inc. (MAEI)	312,578	250,000	-		PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	25,000	10,000
Others - Less than $10,000 cost	89,659,900	36,040	87,777	63,646
		$443,651	$280,566	$89,913

As of May 31, 2010, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recognized an impairment loss on the marketable securities of $89,970 for the nine months periods ended May 31, 2010 compared to $1,320,395 for the same periods in 2009.

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

The Company sold marketable securities during three months and nine months periods ended May 31, 2010 and recorded realized gain of $115,156 and $317,589 as compared to realized loss of  $172,392 and $610,895  in 2009, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2010	August, 31, 2009
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(178,197)	(154,525)
	$13,456	$37,128

Depreciation expense for the nine months periods ended May 31, 2010 and 2009 was $23,672 and $45,406 respectively.

NOTE 5  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31, 2010	August 31, 2009
Accrued legal & Consulting fees	$157,805	$161,837
Accrued interest	7,467	72,709
Accrued salaries and payroll taxes	561,673	539,852
Others	80,000	45,000
	$806,945	$819,398

NOTE 6 DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	May 31, 2010	August 31, 2009
Accrued officer’s compensation	$92,698	$796,140
Accrued consulting fees	-	4,149
Accrued interest	248,373	248,373
	$341,071	$1,048,662

The Company recorded an expense of $256,510 and $276,564 for the nine months ended May 31, 2010 and 2009 for compensation and benefits provided to the Chief Executive Officer of the Company. The due balances were interest free, due on demand, and unsecured as of May 31, 2010 and August 31, 2009, respectively

NOTE 7  NOTE PAYABLE

Effective August 22, 2009 the Company issued a six month $100,000 unsecured promissory note to Mr. Manu Ohri, the Company’s former Chief Financial Officer (Mr. Ohri).  The Company accrued interest on the outstanding balance on February 22, 2010 at 10% annually.

On March 5, 20010, the Company executed a promissory note of $170,000 to a third party, unsecured, non-interest bearing and due on September 5, 2010. The promissory note requires an annual interest rate of 10% as default of payment on September 5, 2010.

NOTE 8  CONVERTIBLE NOTE

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

On April 30, 2010, the Company entered into agreement to convert Cortell Communication Inc.’s promissory note into a convertible debenture note in the amount of $72,100, which includes the $70,000 principal amount, a $2,100 accrued interest. Cortell Communication Inc. converted full amount of the debenture the quarter ended May 31, 2010. The Company has issued 3,086,221 common shares to exchange full amount of convertible debenture note.

The amount of outstanding note payable associate with debt discount as of:

	May 31, 2010	August 31, 2009
Convertible Note Payable	$395,479	$100,000
Unamortized discount	(364,586)	(86,957)
Convertible note payable, net	$30,893	$13,043

The amortization of the beneficial conversion features discount was $503,022 and $0 for the nine months ended May 31, 2010 and 2009, respectively.  The amortization of beneficial conversion was recorded in interest expense in the other income (expense) section of the statement of operations. The unamortized amount of beneficial conversion features discount were $364,586 as of May 31, 2010.

NOTE 9   DERIVATIVE LIABILIY

As mention in note 8, the conversion rates for convertible notes were subjected forty percent (40%) to fifty percent (50%) of the average of the closing bid price of the Company’s common stock (“Common Stock”) during the five (5) to ten (10) trading days immediately preceding the conversion date.  As a result, the number of potential conversions could not determined for each reporting period, Therefore, the Company classified all potentially beneficial conversions as derivative liabilities. The beneficial conversion features were analyzed in accordance with (ASC 815), paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The Company determined the fair value of beneficial conversion features liability for Lotus Funding Group note to be $116,752 on August 31, 2009.

The Company has issued five additional convertible notes to Painted Post Group (PPG), SBCH Charitable Foundation, Asher Enterprises Inc., Thalia Woods Management Inc., and Greystone Capital Partners during the period of nine months ended May 31, 2010.  At the date of issuance the Company determined the fair value of these five beneficial conversion features liability to be $780,631

The Company determined the fair value of all outstanding beneficial conversion features to be $680,493 as of May 31, 2010, which was calculated using the Black Sholes model with the following assumptions:

•	risk free rate of return of 0.22%
•	volatility of 198.91%
•	dividend yield of 0%; and
•	an expected terms of 8 to 21 months.

The decrease in the fair value of the beneficial conversion features was determined to be $216,180 for the nine months ended May 31, 2010, and was recorded in the other income (expense) section of the statement of operations.

NOTE 10  EQUITY TRANSACTIONS

Common Stock

On January 26, 2010, we proposed a consolidation of all our outstanding common shares as record date of February 18, 2010, also known as a reverse stock split by 300:1. This reverse stock split reduced the total number of issued and outstanding common shares from 155,729,507 to 521,000. As a result of the reduction in the number of common shares, the market price per common share increased. However, there is no assurance that the post-reverse stock split price will be equal to or greater than the consolidation ratio multiplied by the pre-reverse stock split price on a going forward basis.

We affected the 300 for 1 reverse stock split of our common stock on April 1, 2010, as a result of which every 300 issued and outstanding shares of common stock has been combined into one share.  Any fractional share as result of the reverse stock split received a whole share in lieu of any fractional share to which they might otherwise have been entitled. The reverse stock split retroactively affected all of our then issued and outstanding shares of common stock, as well as the number of shares issuable upon the exercise of the outstanding stock options and warrants.

On April 13, 2010, the Company issued 26,666,666 shares of the company's common stock to Junior Capital Inc. for retirement of $800,000 indebted on behalf of Chief Executive Officer.

During the nine months ended May 31, 2010, the Company issued the following shares of common stock:

•	3,556,011 shares for the payment of $89,847 at conversion prices between $0.001 and $0.034 for Lotus convertible note;
•	678,876 shares for the payment of $50,000 at conversion prices between $0.001 and $0.043 for Paint Posted convertible note;
•	5,552,766 shares for the payment of $158,534 at conversion prices between $0.001 and 0.038 for Thalia Woods Management, Inc’s note.
•	3,086,221 shares for the payment of $72,100 at conversion prices between $0.016 and 0.030 for Cortell Communication Inc.’s note.
•	11,819,194 shares for the payment of $276,328 at conversion prices between $0.018 and 0.03 for Greystone Capital Partners Inc.’s note.
•	105,000 shares to consultants valued at $106,550 in exchange for their services.

Outstanding Warrants:

The company has no warrants outstanding at May 31, 2010.

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

As of May 31, 2010, there are no stock options outstanding under the 2007 Non-Qualified Plan

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 2,000,000 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of May 31, 2010, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan which was approved by the shareholders on April 11, 2007, and reserved 3,000,000 shares of the Company’s authorized common stock as Options to grant to employees, directors and officers. On August 28, 2008, the shareholders approved reserving an additional 4,000,000 common shares for issuance under the 2007 Equity Plan for a total of 7,000,000 common shares. The stock subject to Options granted under the 2007 Equity Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. The 2007 Equity Plan shall become effective and shall remain in effect until all Common Shares subject to the 2007 Equity Plan have been purchased or acquired according to the terms of the 2007 Equity Plan or the 2007 Equity Plan is terminated by the Board or January 4, 2017, whichever is earlier. No stock Options shall be granted after termination of the plan. The Options have been granted to certain employees to purchase Common Shares at prices equal to fair market value on the date of grant.The number and weighted average exercise prices of stock Options granted by the Company at May 31, 2010 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	16,083	$0.08	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – May 31, 2010	16,083	$0.08	$1,055

Following is a summary of the status of stock Options outstanding at May 31, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Life	Options Exercisable	Weighted Average Exercise Price For Exercisable
$0.015 - $0.30	16,083	7.15	$6.93	15,383	$0.07
	16,083	7.15	$6.93	15,383	$0.07

NOTE 11  BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has the following the number of shares issuable upon the exercise of the outstanding stock options, warrants, and convertible notes payable as of May 31, 2010 and August 31, 2009

	May 31, 2010	August 31, 2009
Options	16,083	16,083
Warrants	-	7,600
Convertible notes payable	5,793,252	34,843,206
Total	5,809,335	34,866,889

The net earnings/(loss) per shares is computed as follows:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009

Basis and dilutive net income/(loss) per share
Numerator:
Net income/(loss)	$22,336	$(433,630)	$(955,279)	$(2,563,925)

Denominator
Basis weighted average number of common shares outstanding	19,239,921	262,535	6,728,578	239,021
Basis net income/(loss) per share'	$0.00	$(1.65)	$(0.14)	$(10.73)

Diluted weighted average number of common shares outstanding	22,367,815	262,535	6,728,578	239,021
Diluted net income/(loss) per share	$0.00	$(1.65)	$(0.14)	$(10.73)

NOTE 12  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for interest and $0 for income taxes during the nine months ended May 31, 2010 and 2009, respectively.

During the period ended May 31, 2010, the Company has issued common shares to settled $646,556 convertible notes payable to various note holders, $800,000 for accrued salaries to the Chief Executive Office.

NOTE 13  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease on monthly basis. Rent expense under the operating lease for the nine months ended May 31, 2010 and 2009 was $193,664 and $311,397, respectively. The Company has no future lease obligations.

Contingencies

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently in discussions in negotiating the claims and settling the judgments with the parties.

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.  On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. The balance has been included in current liability on the accompanying consolidated financial statements. The company is in negotiations to settle the judgment

Axon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035. On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  The amount has not yet been paid and our subsidiary is in negotiations for settlement. The balance has been included in current liability on the accompanying consolidated financial statements. The company is in negotiations to settle the judgment

Renaissance Hotel Management Company, LLC vs. Financial Media Group, Inc., Cook County Court, Illinois, First Municipal District, Case No. 08M110495. On January 22, 2008, litigation claiming $20,250 from us was commenced under the above-entitled action. On September 10, 2008, a judgment was entered against us in the amount of $14,371.87 and said amount remains unpaid and the company is in negotiations to settle the amount. The balance has been included in current liability on the accompanying consolidated financial statements. The company is in negotiations to settle the judgment

CBS Outdoors, Inc. vs. Financial Media Group, Inc., New York City Civil Court Index No. CV-003947-08/NY. On March 27, 2008, a Stipulation of Settlement was entered between CBS Outdoors and us for a sum of $16,800. A default judgment in the amount of $17,794.85 was entered against us on October 16, 2008. The balance has been included in current liability on the accompanying consolidated financial statements

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements. The company plans to challenge or settle the judgment

NOTE 14   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $16,776,530 as of May 31, 2010 and has incurred net loss of $955,279 for the nine months ended May 31, 2010. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended February 28, 2010 towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

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

Overview and Recent Transactions

On May 12, 2009, we changed our name from Financial Media Group, Inc. to  Clicker Inc.  (the “Company,” "We," or "Clicker"). We are a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users.

Effective March 23, 2010, we effected a consolidation of all our outstanding common shares, also known as a reverse stock split, by a ratio of 300:1. This reverse stock split reduced the total number of issued and outstanding common shares from 155,729,507 to approximately 521,000. As a result of the reduction in the number of common shares, the market price per common share proportionally increased. However, there is no assurance that the post-reverse stock split price will be equal to or greater than the consolidation ratio multiplied by the pre-reverse stock split price on a going forward basis. Any fractional share as result of the reverse stock split received a whole share in lieu of any fractional share to which they might otherwise have been entitled. The reverse stock split affected all of our then issued and outstanding shares of common stock, as well as the number of shares issuable upon the exercise of then outstanding stock options and warrants.

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

Web Properties

Forwant.com

ForWant.com is a free classified advertisements site with millions of ads posted by users.  The website allows users to post advertisements for and search a variety of specialized categories including, housing, merchandises, services, personal ads and employment listings in specialized communities in the United States and Canada, as well as other countries such as United Kingdom, India and Ireland.   The website also has paid premium content and sections. The property has millions of visitors in the last three months and has available millions of listings throughout its network. The property is now incorporated under ForWant Inc and ready to begin operations as a standalone entity. Competitors for the property are Craigslist, kijiji (an eBay company), Hotjobs (yahoo), and Monster.

Cashclicker.com and C2we.com

Cashclicker.com is an e-reward site that will reward registered users on everyday consumption of content, commerce and search. C2we.com is the social network site that is affiliated with Cashclicker.com. Both sites, which are currently in development, have been delayed due to capital constraints and are now expected to launch in the fourth quarter of 2010. The model for this property is to provide a rewards program that incorporates Social Networking whereby users are paid to review offers, websites and fill out surveys. The platform for that is through a website with an added search component. Plans call for the revenue model for this property to be largely advertising driven model incorporating CPA (cost per action), CPM (cost per thousand), CPC (cost per click) type ad solutions. Plans also call for a premium membership whereby members can have added benefits.

Sippinit.com

Sippinit.com (www.sippinit.com) is an online pop, entertainment and gossip property that will incorporate social networking with entertainment gossip. The property, which is in development, has been delayed due to capital constraints and is now expected to launch in the fourth quarter of 2010.  Plans call for the property to be entertainment and gossip site that pulls entertainment feeds while users will be able to comment and gossip on the events. The platform will also call for users to be able to create a social networking pulse about a story or an event. The property will be advertising driven gathering to the entertainment ad market that will largely be in the event arenas. Users can promote its events through social network and anticipated to be paid on a cost per post type model. Additionally, plans call for conversational marketing to be also implemented.

ItsMyLocal.com

ItsMyLocal.com is a reward property incorporates local search and rewards with local peer to peer social networking and rewards. The site, which is in the concept stage, has been delayed due to capital constraints and is now expected to launch in the fourth quarter of 2010.  The strategic plan for the brand is to provide a social network and rewards to local search whereby users of local participating patrons can receive coupons from their local vendors. Plans call for these patrons to become members and rate the established while offering coupons or special offers to their friends within the network. Competitors included Local.com and yelp.com.

Sportsgulp.net

Sportsgulp.net is a social networking website and gossip channel for sports enthusiasts. The property, which is in development, has been delayed due to capital constraints and is now expected to launch in the fourth quarter of 2010. Plans call for the property to pull conventional sports feeds while allowing users a more interactive social networking component whereby the sports community could be more interactive with each other by incorporating social networking tools.

Wallst.net and Mywallst.net

Wallst.net & Mywallst.net are a financial social community provides an open forum for likeminded investors to share and collaborate and mentor. The site offers message boards, quotes as well as in depth video interviews which have aired on both internet and/or television. Through its wholly owned subsidiary, Wallstreet Direct Inc, these properties have been the cornerstone and main focus for the company. And while the property is in itself been very successful having been the staple of revenue for the company over the years, the industry as a whole has suffered greatly and the company focus will be more development of the other brands.

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

Results of Operations

Our consolidated results of operations for the three and nine months ended May 31, 2010 and 2009 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported net income of $22,336 and a net loss of $955,279 for the three and nine months ended May 31, 2010, respectively, compared to net losses of $433,630 and $2,563,925 for the same periods ended May 31, 2009, respectively. We recorded an increase in net income from a net loss for the three months ended May 31, 2010 compared to the same period in 2009 due to an increase of $317,733 in non-operating income from a change in derivative liability, an increase of $314,435 in revenue, an increase of $287,548 of gains on the sale of marketable securities and a reduction of $230,606 in impairment of marketable securities, which was offset by an increase of $269,603 in interest expense, a decrease of $216,430 of other income and an increase of $215,895 in selling, general and administrative expenses.

We recorded a decrease in net loss for the nine months ended May 31, 2010 compared to the same period in 2009 due to a reduction of $1,230,425 in impairment of marketable securities, an increase of $928,484 of gains on the sale of marketable securities, a decrease of $454,766 in selling, general and administrative expenses and $216,890 in non-operating income from a change in derivative liability, which was offset by a decrease of $520,653 in revenue, an increase of $507,046 in interest expense and a decrease of $216,430 of other income.

Revenues

Revenues for the three and nine month periods ended May 31, 2010 were $433,828 and $675,332, respectively, compared to $119,393 and $1,195,985 for the same periods in 2009, respectively. Revenues increase by $314,435 (263%) for the three months ended May 31, 2010 from the three months ended May 31, 2009, and decreased $520,653 (44%) for nine months ended May 31, 2010 from the nine months ended May 31, 2009, due to significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising, and the increase in three months revenue derived from our new line of business as web development and brand builder.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three and nine months ended May 31, 2010 were $555,015 and $1,517,653, respectively, compared to $339,120 and $1,972,419 for the same periods in 2009, respectively. SG&A expenses increased by $215,895 (63%) due to an increase in spending in sales and marketing personnel to promote new line of business and decreased $454,766 (23%) primarily due to reduction in payroll costs, reduction in administrative, sales and marketing personnel due to downsizing during the three and nine months ended May 31, 2010 as compared to the same periods in 2009, respectively.

Depreciation expense for the three and nine months ended May 31, 2010 was $7,563 and $23,672 compared to $15,135 and $45,406 for the same periods in 2009, respectively. The decrease in depreciation expense resulted from some equipment having been fully depreciated.

Interest expense for the three and nine months ended May 31, 2010 was $302,603 and $549,795 compared to $33,000 and $42,749 for the same periods in 2009, respectively. The increase in interest expense for the three and nine months ended May 31, 2010 resulted from amortization of the beneficial conversion feature interest on convertible notes issued during the three and nine months ended May 31, 2010.

Realized gain on sale of marketable securities for the three and nine months ended May 31, 2010 was $115,156 and $317,589, respectively, compared to realized loss of $172,392 and $610,895 for the same periods in 2009, respectively. We sold marketable securities held in our possession and realized gains on their sale to fund our operating costs. Unrealized gain at May 31, 2010 was $80,160 compared to $692,507 for the same period in 2009. Unrealized gain resulted from the increase in market value of the marketable securities held at May 31, 2010.

We recorded an expense of $317,773 and $216,890 in change of derivative liability for the three and nine months ended May 31, 2010, respectively, as compared to zero for the same periods in 2009. The increased derivative liability resulted from our issuance of six convertible notes for the three and nine months ended May 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $22,378 at May 31, 2010 compared to $32,380 at August 31, 2009. As shown in the accompanying consolidated financial statements, we recorded a loss of $955,279 for the nine months ended May 31, 2010 compared to a loss of $2,563,925 for the same period in 2009. Our current liabilities exceeded our current assets by $2,847,823 at May 31, 2010 and net cash used in operating activities for the nine months ended May 31, 2010 was $762,475. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

SBCH Private Placement

On November 18, 2009the Company entered into a Securities Purchase Agreement (the “SBCH Purchase Agreement”) with SBCH Charitable Foundation, an accredited investor (“SBCH”), providing for the sale by the Company to SBCH of a 10% convertible debenture in the principal amount of $120,000 (the “SBCH Debenture”).

The SBCH Debenture matures on the first anniversary of the date of issuance (the “SBCH Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the SBCH Maturity Date.

SBCH may convert, at any time, the outstanding principal and accrued interest on the SBCH Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to the lesser of (i) forty percent (40%) of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) $0.00192.

SBCH has agreed to restrict its ability to convert the SBCH Debenture and receive shares of Common Stock such that the number of shares of common stock held by SBCH in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Thalia Woods Debt Conversion

On December 16, 2009, the Company entered into an Exchange Agreement with Thalia Woods Management (“Thalia”), pursuant to which Thalia exchanged a $158,534.44 promissory note for a $158,534.44 convertible debenture (the “Thalia Debenture”).  The Thalia Debenture does not accrue interest and matures on December 16, 2010.  Thalia has the right to convert all or a portion of the principal into shares of Common Stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s Common Stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  Thalia’s right and obligation to convert the Thalia Debenture and receive Common Stock is restricted such that Thalia’s beneficial ownership shall not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Greystone Debt Conversion

On February 1, 2010, the Company entered into an Exchange Agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matures on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price equal to fifty percent (50%) of the average of the closing bid price of the Company’s Common Stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  Greystone’s right and obligation to convert the Debenture and receive Common Stock is restricted such that Greystone’s beneficial ownership shall not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Cortell Debt Conversion

On April 23, 2010, the Company entered into an Exchange Agreement with Cortell Communications, Inc. (“Cortell”), which was amended on April 27, 2010, pursuant to which Cortell exchanged an outstanding promissory note in the face amount of $70,000, which had accrued interest of $2,100, for a $72,100 convertible debenture (the “Cortell Debenture”).  The Cortell Debenture does not accrue interest and matures on April 23, 2011.  Cortell has the right to convert all or a portion of the principal into shares of common stock of the Company at a conversion price per share equal to the lesser of (i) forty percent (40%) of the average of the closing bid price of the Company’s Common Stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) forty percent (40%) of the closing price of the Common Stock on April 23, 2010.

Greystone Private Placement

On July 2, 2010, the Company entered into two Securities Purchase Agreements with Greystone providing for the sale by the Company to Greystone of (i) a convertible debenture in the principal amount of $50,000 (the “First Debenture”) and (ii) a convertible debenture in the principal amount of $20,000 (the “Second Debenture”, and together with the First Debenture, the “Greystone Debentures”).

The Greystone Debentures mature on the first anniversary of the date of issuance (the “Greystone Maturity Date”) and bear interest at the annual rate of 10%.  The Company is not required to make any payments on the Greystone Debentures until the Greystone Maturity Date.

Greystone may convert, at any time, the outstanding principal and accrued interest on the First Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) forty percent (40%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) forty percent (40%) of the closing price of the Common Stock on July 2, 2010.

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.

Greystone has agreed to restrict its ability to convert the Greystone Debentures and receive shares of Common Stock such that the number of shares of Common Stock held by Greystone in the aggregate and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2010 was $762,475, which resulted due to a increase in receivables and other current assets of $67,286, an increase in accounts payable of $192,613 and an increase in accrued expenses and other liabilities of $602,585.

Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2010 was $320,064 compared to $456,146 in same period 2009, due to a decrease in marketable securities sold.

Financing Activities

Net cash provided by financing activities for the nine months ended may 31, 2010 was $432,409 from the issuance of convertible notes and payment proceed to officers.

As a result of the above activities, we experienced a net decrease in cash of $10,002 for the nine months ended May 31, 2010 compared to decrease of $71,937 for the same period 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of our marketable securities.

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

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of May 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2010, we issued 26,666,666 shares of our common stock to Junior Capital Inc., a corporation controlled by Albert Aimers, our Chief Executive Officer, for the retirement of $800,000 in accrued debt and compensation owed to Mr. Aimers.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.

On April 21, 2010, we issued 1,356,664 shares of our common stock upon conversion of $47,211.09 of an outstanding convertible debenture held by Lotus Funding Group, LLC. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 3, 2010, we issued 636,579 shares of our common stock upon conversion of $24,190 of an outstanding convertible debenture held by Painted Post Group, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 3, 2010, we issued 1,431,470 shares of our common stock upon conversion of $54,181.13 of an outstanding convertible debenture held by Thalia Woods Management, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 4, 2010, we issued 1,363,434 shares of our common stock upon conversion of $42,266.45 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 4, 2010, we issued 1,499,170 shares of our common stock upon conversion of $45,424.85 of an outstanding convertible debenture held by Cortell Communications Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 6, 2010, we issued 1,670,407 shares of our common stock upon conversion of $49,109.96 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 10, 2010, we issued 1,845,863 shares of our common stock upon conversion of $53,607.09 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 14, 2010, we issued 1,942,808 shares of our common stock upon conversion of $46,627.40 of an outstanding convertible debenture held by Thalia Woods Management, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 17, 2010, we issued 1,587,051 shares of our common stock upon conversion of $26,675.15 of an outstanding convertible debenture held by Cortell Communications Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 20, 2010, we issued 2,128,200 shares of our common stock upon conversion of $42,564.01 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 21, 2010, we issued 2,128,200 shares of our common stock upon conversion of $21,282 of an outstanding convertible debenture held by Lotus Funding Group, LLC. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 21, 2010, we issued 2,160,126 shares of our common stock upon conversion of $49,682.91 of an outstanding convertible debenture held by Thalia Woods Management, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 25, 2010, we issued 2,351,750 shares of our common stock upon conversion of $43,272.20 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On May 27, 2010, we issued 2,459,540 shares of our common stock upon conversion of $45,255.54 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

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

CLICKER INC.

Date: July 20, 2010	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer and Chief Financial Officer