Form 10-K
period 2010-08-31
CLICKER INC.
filed 2011-01-13
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common equity held by non-affiliates as of February 28, 2010, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $125,040. For purposes of this computation, all officers, directors, and five percent (5%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent (5%) beneficial owners are, in fact, affiliates of the registrant.

As of January 11, 2011, there were 61,747,355 shares of registrant’s common stock outstanding.

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

OUR WEB PROPERTIES

Forwant.com

ForWant.com is a free classified advertisements site with millions of ads posted by users.  The website allows users to post advertisements for and search a variety of specialized categories including, housing, merchandises, services, personal ads and employment listings in specialized communities in the United States and Canada, as well as other countries such as United Kingdom, India and Ireland.   The website also has paid premium content and sections, and the property has millions of listings throughout its network. The property is now incorporated under ForWant Inc and ready to begin operations as a standalone entity. Competitors for the property are Craigslist, kijiji (an eBay company), Hotjobs (yahoo), and Monster.

Cashclicker.com and C2we.com

Cashclicker.com is an e-reward site that will reward registered users on everyday consumption of content, commerce and search. C2we.com is the social network site that is affiliated with Cashclicker.com. Both sites are currently in design and expected to be launched in middle of 2011. Both sites have been delayed due to delay in funding. Management may sell the property at this stage of development. The model for this property is to provide a rewards program that incorporates Social Networking whereby users are paid to review offers, websites and fill out surveys. The platform for that is through a website with an added search component. Plans call for the revenue model for this property to be largely advertising driven model incorporating CPA (cost per action), CPM (cost per thousand), CPC (cost per click) type ad solutions. Plans also call for a premium membership whereby members can have added benefits.

Sippinit.com

Sippinit.com is an online pop, entertainment and gossip property that will incorporate social networking with entertainment gossip. The property is currently in design and expected to be launched in middle of 2011. The site has been delayed due to delay in funding. Management may sell the property at this stage of development.  Plans call for the property to be entertainment and gossip site that pulls entertainment feeds while users will be able to comment and gossip on the events. The platform will also call for users to be able to create a social networking pulse about a story or an event. The property will be advertising driven gathering to the entertainment ad market that will largely be in the event arenas. Users can promote its events through social network and anticipated to be paid on a cost per post type model. Additionally, plans call for conversational marketing to be also implemented.

ItsMyLocal.com

ItsMyLocal.com is a reward property incorporates local search and rewards with local peer to peer social networking and rewards.  The site is in the concept stage and expected to launch middle of 2011 providing we can secure additional capital.. The strategic plan for the brand is to provide a social network and rewards to local search whereby users of local participating patrons can receive coupons from their local vendors. Plans call for these patrons to become members and rate the established while offering coupons or special offers to their friends within the network. Competitors included Local.com and yelp.com.

Sportsgulp.net

Sportsgulp.net is a social networking website and gossip channel for sports enthusiasts. The property is in development and expected to launch in third quarter 2011. Plans call for the property to pull conventional sports feeds while allowing users a more interactive social networking component whereby the sports community could be more interactive with each other by incorporating social networking tools.

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

WEB DEVELOPMENT

Based on our experience with developing our web properties, we have created a web development and programming business. We provide the following services to companies who are building web properties who have been “early stage” in their development. As a result, we may take all or a portion of payment in the form of stock or security interest when management feels that will be able to recoup or gain on our capital outlay.  Typically we provide services and  to include the following: help develop properties for client with high load usage and scalability in mind. We Develop hardware backbone which is typically run on Amazon Elastic Cloud Compute (EC2), which allows clients to dynamically scale CPU, storage and bandwidth usage for rapid growth while also being cost-effective in allowing the client company to use only what they need.  The main application code base is programmed in PHP.  Data is stored in a MySQL database.  Various other technologies such as CSS, XML, HTML, JavaScript, Flash, etc. are used to enrich the frontend user experience.

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

The developments of these internet websites have four main stages of development:

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

Employees

As of January 1, 2011, we employed six full-time employees consisting of two management, three web developers, and one administrative person.

Item 1A. Risk Factors

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $7,330,238 and $3,284,713 for the years ended August 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These losses are largely associated with the operation of our financial related properties.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated January 7, 2011, our independent auditors stated that our financial statements for the year ended August 31, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

Our business strategy envisions a period of rapid growth that may put a strain on its administrative, operational resources and funding requirements. Our ability to effectively manage growth will require them to continue to expand the capabilities of its operational and management systems and to attract, train, manage and retain qualified editors, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

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

In the past, our Web site has experienced significant increases in traffic when there is noteworthy business or financial news stories. In addition, the number of our users has increased over time as we are seeking to further increases in our user base. Therefore, our Web site must accommodate a high volume of traffic and deliver frequently updated information. Our Web site has in the past, and may in the future experience slower response times or other problems for a variety of reasons.

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

THERE IS INTENSE COMPETITION FOR OUR WEB-BASED BUSINESSES AND FINANCIAL CONTENT AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

Many web sites compete for consumers' and advertisers' attention and spending, particularly in the business and financial information and news area. We expect this competition to continue to increase. We compete for advertisers, users, and content providers and e commerce customers with many types of companies, including:

•	Publishers and distributors of traditional media (television, radio and print), such as The Wall Street Journal, CNN and CNBC;
•	General purpose consumer online services such as Craigslist, Kijiji (an Ebay company); Classifieds and Backpage;
•	Online services or web sites targeted to business, finance and investing needs, such as Monster and Yahoo’s Hot jobs; and
•	Affiliate and Multi-level Marketing and other companies, such as Herbalife and Amway, Infoseek, Lycos, and Yahoo!

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Offices

Our corporate offices consist of 2,359 sq. feet of office space in Irvine, California. We have a month to month lease basis at a monthly rental of $3,888.  We believe that our existing facilities are suitable and adequate to meet our current business requirements for the next six months.

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

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements. On November 15, 2010, we agreed to settle the judgment and paying $2,000 per month until the amount is paid in full.

Item 4. (Removed and Reserved)

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

Fiscal Year Ending August 31, 2009	Day High	Day Low
Quarter Ending November 30, 2008	24.00000	21.00000
Quarter Ending February 28, 2009	15.00000	7.50000
Quarter Ending May 31, 2009	1.08000	0.90000
Quarter Ending August 31, 2009	1.38000	1.38000

Fiscal Year Ending August 31, 2010	Day High	Day Low
Quarter Ending November 30, 2009	2.55000	1.80000
Quarter Ending February 28, 2010	0.36000	0.24000
Quarter Ending May 31, 2010	0.15000	0.15000
Quarter Ending August 31, 2010	0.36000	0.52000

Holders

On January 11, 2011 the closing price for our common stock on the Over-the-Counter Bulletin Board was $0.045 per share. On January 11, 2011, there were 1,780 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 2, 2010, we issued 2,582,272 shares of our common stock upon conversion of $32,020 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On June 3, 2010 we issued 1,611,679 shares of our common stock upon conversion of $10,153 of an outstanding convertible debenture held by Lotus Funding Group, LLC. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On June 7, 2010, we issued 2,853,517 shares of our common stock upon conversion of $90,742 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On June 21, 2010, we issued 37,488 shares of our common stock upon conversion of $4,000 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On July 7, 2010, we issued 34,618 shares of our common stock upon conversion of $15,000 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On July 16, 2010, we issued 16,545 shares of our common stock upon conversion of $7,500 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On July 20, 2010, we sold 250,000 shares of restricted common stock to investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 for total proceeds of $100,000 cash.

On August 6, 2010, we issued 100,000 shares of restricted common stocks to one consultant pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  The shares were issued to the consultant at a price of $1.00 per share for total of $100,000 worth of services.

On August 6, 2010, we issued 50,000 shares of common stock to consultant for $50,000 worth of services and the shares were issued under 2010 Incentive Stock Plan filed on July 13, 2010.

On August 6, 2010, we issued 350,000 shares of common stock to six consultants for $175,000 worth of services provided at 50% market value of closing price on August 6, 2010; the shares were issued under 2010 Incentive Stock Plan filed on July 13, 2010.

On July 28, 2010, we issued 17,309 shares of our common stock upon conversion of $7,500 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On August 10, 2010, we issued 18,750 shares of our common stock upon conversion of $7,500 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On August 11, 2010, we issued 26,582 shares of our common stock upon conversion of $10,500 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

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

Results of Operations

Our consolidated results of operations for the twelve months ended August 31, 2010 and 2009 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

We reported net losses of $7,501,738 and $3,284,713 for the years ended August 31, 2010 and 2009, respectively. The increase in loss was due to debts redemption on convertible notes converted at market discount and reduction in sales due to current economic downturn.

Revenues

Revenues for the twelve months ended August 31, 2010 were $766,466 compared to $1,337,310 for the same period in 2009. Revenues decreased by $570,864 (43%) during the year ended August 31, 2010 due to a significant reduction in advertisements on our website.  The reduction in our business was primarily due to current economic conditions and a downturn in financial markets which caused our clients to spend significantly less money on internet advertising.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the twelve month ended August 31, 2010 were $2,683,727 compared to $2,527,993 for the same period in 2009. S,G&A expenses decreased by $155,734 (6%) during the twelve month period ended August 31, 2010 as compared to the same period in 2009, primarily due to a reduction in headcount and our general effort to reduce administrative, sales and marketing, personnel and legal costs.

Impairment of marketable securities for the twelve months period ended August 31, 2010 was $139,970 compared to $1,582,395 for the same period ended in 2009. During the fiscal year ended 2010, we received fewer marketable securities in form of payment and marketable securities on hands that we liquidated, resulting in the decrease in impairment in marketable securities. Impairment expense was recorded because the market value of certain securities we received as compensation for our services declined in excess of 50% of their market value. When the fair value of a security declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value.

Depreciation expense for the twelve months ended August 31, 2010 was $29,830 compared to $45,438 for the same period in 2009. The decrease in depreciation expense resulted from some equipment having been fully depreciated. We use straight line depreciation methods for three years useful life on any electronic equipment and five years of useful life on office furniture purchased.

Interest expense for the twelve months period ended August 31, 2010 was $835,695 compared to$112,306 for the same period in 2009. The increase in interest expense resulted from amortization of the beneficial conversion feature interest on convertible notes issued during the year.

Realized gain on sale of marketable securities for the twelve months ended August 31, 2010 was $317,589 gain compared to $607,835 loss for the same period in 2009. During the fiscal year ended August 31, 2010, we sold marketable securities that had greater value than their carrying costs, which resulted in a gain on the sale of those securities, compared to the fiscal year ended August 31, 2009, when we sold non-performing marketable securities held in our possession and realized losses on their sales to better manage our portfolio.  Unrealized gain at August 31, 2010 was $37,194 compared to $89,913 for the same period in 2009. Unrealized gain resulted from the increase in market value of the marketable securities held at August 31, 2010 and August 31, 2009. We recorded less on unrealized gain account because we sold some marketable securities during the year ended August 31, 2010, which reduce in marketable securities available on hand, to receive cash for operating expenses.

During the year ended August 31, 2010, we recorded a $5,732,895 loss on debt redemption compared to zero loss for the same year in 2009. The loss on debt redemption was recorded because the market value of common stocks is highly fluctuating on the date of issuance of shares to redeem outstanding convertible notes and the notes are converted at discount rate. The closing price on date of shares issuance to redeem our debts on convertible notes is used to compute the actual fair market value of our common stocks when shares were issued.  The different on market value of our common stocks compared to the amount of notes being converted is recorded in loss on debt redemption account.

Other income for the twelve months ended August 31, 2010 was $20,800 compared to 258,690 for the same period of 2009. The other income was recorded for additional marketable securities received from clients when the market value of securities reduced over 50% of its value. We were not able to collect any additional marketable securities during the fiscal year ended August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2010, we had $44,700 in cash and cash equivalents and $3,579 in account receivable.

Our current liabilities exceeded our current assets by $3,032,654 at August 31, 2010 and net cash used in operating activities for the twelve months ended August 31, 2010 was $1,196,352. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for web development, assets additions, administrative overheads and working capital requirements. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more.  We anticipate that we will need an additional investment to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

November 2009 Financing

On November 18, 2009, we entered into a securities purchase agreement with SBCH Charitable Foundation, an accredited investor (“SBCH”), providing for the sale by us to SBCH of a 10% convertible debenture in the principal amount of $120,000 (the “SBCH Debenture”).

The SBCH Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  SBCH may convert, at any time, the outstanding principal and accrued interest on the SBCH Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.00192.

December 2009 Debt Conversion

On December 16, 2009, we entered into an exchange agreement with Thalia Woods Management (“Thalia”), pursuant to which Thalia exchanged a $158,534.44 promissory note for a $158,534.44 convertible debenture (the “Thalia Debenture”).  The Thalia Debenture does not accrue interest and matures on December 16, 2010.  Thalia has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matures on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

April 2010 Debt Conversion

On April 23, 2010, we entered into an exchange agreement with Cortell Communications, Inc. (“Cortell”), which was amended on April 27, 2010, pursuant to which Cortell exchanged an outstanding promissory note in the face amount of $70,000, which had accrued interest of $2,100, for a $72,100 convertible debenture (the “Cortell Debenture”).  The Cortell Debenture does not accrue interest and matures on April 23, 2011.  Cortell has the right to convert all or a portion of the principal into shares of our common stock at a conversion price per share equal to the lesser of (i) forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) forty percent (40%) of the closing price of our common stock on April 23, 2010.

July 2010 Greystone Financing

On July 2, 2010, we entered into two securities purchase agreements with Greystone, providing for the sale by us to Greystone of (i) a convertible debenture in the principal amount of $50,000 (the “First Debenture”) and (ii) a convertible debenture in the principal amount of $20,000 (the “Second Debenture”, and together with the First Debenture, the “Greystone Debentures”).

The Greystone Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 10%.  Greystone may convert, at any time, the outstanding principal and accrued interest on the First Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) forty percent (40%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) forty percent (40%) of the closing price of our common stock on July 2, 2010.

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of our common stock on July 2, 2010.

July 2010 IIG Financing

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture”).

The IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.

December 2010 Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.

January 2011 Financing

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175.

Operating Activities

In addition to our net losses, the key drivers of cash used in operating activities were sales of convertible debentures in which we incurred significant loss on debt redemption related to fair market value of Company’s common stocks.  We recorded the loss on debt redemption of 5,732,894, accrued expenses and derivative liabilities of 1,114,188, and amortization of shares issued for services $348,908 which are resulted substantially loss in operating activities. Options for services represents stock based compensation of $108,331 for the year ended August 31, 2010 as well as shares of the Company’s common stock valued at $348,908, given to vendors in exchange for services.

	For the Year Ended
	August 31, 2010	August 31, 2009
	(in thousands)
Key Drivers of Cash Used in Operations
Net loss	$(7,330)	$(3,284)
Non-cash derivative liability in connection with notes payable	(331)	117
Non-cash activities in marketable securities
Revenues in form of marketable securities	(297)	(1,067)
Impairment of marketable securities	140	1,582
Loss on sale of marketable securities	(318)	608
	(475)	1,123

Increase (decrease) in current liabilities:
Accounts payable, accrued expenses and other liabilities	(717)	756
Deferred revenue	0	(404)
	(717)	352

Issuance of options, warrants and shares of common stock for services	457	393

Net other cash activities	7,200	39
Net cash used in operating activities	$(1,196)	$(1,231)

Investing Activities

Net cash provided by investing activities for the twelve month periods ended August 31, 2010 and 2009 was $320,412 and $659,291, respectively, consisting primarily of proceeds from the liquidation of the marketable securities which we obtain from our clients in exchange for our services.

Financing Activities

Net cash provided by financing activities for the twelve months ended August 31, 2010 and 2009 was $888,259 and $530,397, respectively, representing cash primarily received from the sale of convertible debentures and shares of common stock, respectively.

As a result of the above activities, we experienced a net increase in cash of $12,320 for the twelve months ended August 31, 2010. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors through the sale of our securities.

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

At the end of each quarter, we evaluate the marketable securities that show a consistent decline in market value than the cost over a period of 90 to 180 days for any possible impairment. We evaluate various factors relating to the securities one of which is the length of the time and the extent to which the market value has been less than cost. Our accounting policy is consistent with ASC 320 and SAB Topic 5M, whereby we record impairment expense each quarter when the market value of the securities show a consistent decline over 90 to 180 days, and the cost of the marketable securities exceeds its fair value by a material amount (50% or more), and is deemed not recoverable. In those instances where impairment charges have been taken, the cost of the marketable securities on a quarterly basis is brought down to the market value of securities in our financial statements. The marketable securities are written down to zero only if the marketable securities are either de-listed or not traded. However, after an impairment for certain securities is recorded in a period, further impairment is recorded if the fair value of the securities in future period falls substantially (more than 50%) below the cost (after impairment adjustment) and if the decline in market value is consistent for a period of time. Accordingly, after the first impairment, we may record an unrealized loss for some period till we are convinced that there is further impairment in the marketable securities.

Revenue Recognition

We recorded revenues on the basis of services provided to our client for a fixed determinable fee pursuant to a contractual agreement. In lieu of providing services, we received from our clients’ cash and/or securities, as compensation for providing such services.

Our primary source of revenue was generated from building and developing stand alone brands that incorporate social networking, and providing internet based media and advertising services. The services included web designs, integrated social media network, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. Revenues from Internet based media and advertising services were recognized and recorded when the performance of such services completed. We adhere to the guidelines established under Staff Accounting Bulletin 104 whereby, we executed a contractual agreement with the client for a fixed fee to perform services, delivery of services had occurred when we performed the contracted services, and collectability of the fees had occurred when we received cash and/or marketable securities in satisfaction for services provided.

Payments received in advance of services provided, were recorded as deferred revenue.

Stock-Based Compensation

We adopted ASC 718 under the modified-prospective transition method on January 1, 2006. ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of ASC 718 includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted after January 1, 2006. ASC 718 eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of ASC 718, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

Item 9A. Controls and Procedures

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

As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of August 31, 2010. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of August 31, 2010.

The effectiveness of our internal control over financial reporting as of August 31, 2010 has not been audited by Kabani & Company, Inc., an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	POSITIONS HELD
Albert Aimers	48	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Tyson Le	29	Secretary
Tom Hemingway	52	Director

Albert Aimers, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Albert Aimers was elected Chairman of the Board and Chief Executive Officer in January 2006 and Chief Financial Officer in September 2009. From 2003-2006, Mr. Aimers was President and CEO of Digital WallStreet, Inc. and the founder of Wallst.net and Financial Publishing company. From 1999-2003, Mr. Aimers was Chairman and one of the founders of iLive Inc (LIVE), a streaming media company. Mr. Aimers has been in the financial industry for over 15 years specializing in such areas as merchant and investment banking, mergers and acquisitions, investor awareness and investor relations and financial and media relations and strategic investor. Mr. Aimers was a former Board member of Envoy Communications (ECGI-NASDAQ). Mr. Aimers attended University of Guelph Ont (B.Sc) and also Wilfred Lauier University (Business) BBA.  Mr. Aimers was selected to serve as a director due to his deep familiarity with our business and his substantial financial experience.

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

Tom Hemingway, Director

Tom Hemingway became a director in November 2004. Mr. Hemingway is currently the Chairman and CEO of Redwood Investment Group, a position he has held since its inception. Since December 2006, Mr. Hemingway has been a Director of NextPhase Wireless, a next-generation connectivity company that specializes in delivering integrated Internet, voice and data communication solutions to its customers. Between December 2006 and June 2009, Mr. Hemingway was the Chief Operating Officer of NextPhase Wireless. Since June 2009, Mr. Hemingway has been the CEO and CFO of NextPhase Wireless.  Between 2004 and 2006, Mr. Hemingway was the Chief Executive Officer and Chairman of Oxford Media Corp., a developer of electronic digital distribution technology. Mr. Hemingway has also served as CEO and Chairman of Esynch Corporation (1998 to 2003), a publicly traded company, and Chairman and CEO of Intermark Corporation (1995 to 1998), a software developer and publisher in the entertainment markets. Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems. In addition, Mr. Hemingway has been a consultant to several NASDAQ and privately held companies, including Smart House /LV, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Bioscience, and Smart OnLine. He has a Bachelor’s Degree from the State University of New York.  Mr. Hemingway’s extensive entrepreneurial background and many years of senior management experience led to the Board's conclusion that he should serve as a director.

No family relationships exist between any of our executive officers or directors.

BOARD MEETINGS AND COMMITTEES

During the year ended August 31, 2010, the Board of Directors held four board meetings to conduct business. The Board also approved certain actions by unanimous written consent.

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

The Audit Committee reviewed and discussed our audited financial statements as of and for the year ended August 31, 2010 with the Board of Directors. The Audit Committee reviewed and discussed with representatives of Kabani & Company, Inc., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU §380). The Audit Committee has also received and reviewed the written disclosures and the letter from Kabani & Company, Inc. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with Kabani & Company, Inc. their independence. Based on the review and discussions referred to in this paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10–K for filing with the SEC.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as disclosed below, we believe that, during fiscal 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

·
A late Form 4 was filed by Albert Aimers relating to the acquisition on April 12, 2010 of 26,666,666 shares of common stock by an entity that Mr. Aimers is the majority shareholder and sole officer and director.  The shares were issued for the retirement of $800,000 in accrued debt and compensation owed to Mr. Aimers.

·
A late Form 3 was filed by Junior Capital, Inc. relating to the acquisition on April 12, 2010 of 26,666,666 shares of common stock.  The shares were issued for the retirement of $800,000 in accrued debt and compensation owed to Mr. Aimers.

Item 11. Executive Compensation

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending August 31, 2010 and 2009 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total ($)
Albert Aimers	2010	$316,250	$-	$20,000	(1)	$-	$-	$-	$21,510	(2)	$337,760
President and CEO	2009	$295,000	$-	$20,000	(1)	$20,250	$-	$-	$73,750	(2)	$368,750
Manu Ohri	2009	$140,156	$-	$20,000	(1)	$20,250	$-	$-	$21,717		$209,249

(1)
The Board of Directors approved the quarterly compensation of our directors with $5,000 worth of restricted common shares valued at the closing market price of the common shares on first day of each month of each fiscal quarter. The quarterly compensation to the Board members became effective July 1, 2008.

(2)	Includes 25% of compensation being our contribution towards pension plan until December 14, 2009.

Employment Agreements with Executive Officers

Albert Aimers

Effective December 14, 2009, the Company entered into a new two year employment agreement with Albert Aimers, Chief Executive Officer.  Mr. Aimers is to receive a base salary of $325,000 per year with scheduled increases of 10% each year under the agreement.  In addition to bonus eligibility, medical insurance and other employee benefits, the Company designated a class of Series A preferred stock which is non-convertible and is entitled to cast such number of votes equal to 51% of all votes cast at a meeting of all common shareholders and issued 100% of the Series A preferred stock to Mr. Aimers.

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

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Total ($)
Each Director (1)	-	20,000	20,000
Total:	-	20,000	20,000

(1)	Each director is entitled to $5,000 worth of stock per quarter of our fiscal year, however, the actual stock certificates have not yet been issued.

Outstanding Equity Awards at August 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Albert Aimers	2,250	2,250		0.015	12/20/2017
Tyson Le	667	-	-	$0.300	12/20/2017	-	-	-	-
Tyson Le	917	917	-	$0.015	12/20/2017	-	-	-	-
TOTAL	3,834	3,167

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 11, 2011.

-	by each person who is known by us to beneficially own more than 5% of our common stock;
-	by each of our officers and directors; and
-	by all of our officers and directors as a group.

Name	Number of Shares		Percentage of
	Beneficially Owned (1)		Outstanding Shares (2)

Albert Aimers, Chairman and CEO	108,878	(3)(4)	*
Tyson Le, Secretary	22,042	(5)	*
Tom Hemingway, Director	107,749		*
Junior Capital Inc.	26,666,666	(3)	43%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 11, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 61,747,355 shares issued and outstanding on January 11, 2011.
(3)	Shares are owned by Junior Capital Inc. and AMC Capital Group, Inc., two corporations of which Mr. Aimers is an officer, director and shareholder.
(4)	Includes 4,500 shares issuable upon presently exercisable options.
(5)	Includes 2,042 shares issuable upon presently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2007 Equity Plan and the 2009 Non-Qualified Stock Option Plan, which were approved by the Board of Directors, and the 2010 Equity Incentive Plan approved by the Board of Directors and shareholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	16,083	$0.08	7,250
Equity compensation plan approved by security holders (2)	6,667	$-	6,667
Equity compensation plan approved by security holders (3)	4,000,000	$-	3,600,000
Total	4,022,750	$-	3,613,917

(1)
We established an equity compensation plan pursuant to which options to acquire a maximum of 23,333 shares of our common stock were reserved for grant (the “2007 Equity Plan”).  As of August 31, 2010, included above in the 2007 Equity Plan are 16,083 shares issuable upon exercise of options granted to employees and directors.

(2)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 6,667 shares of our common stock were reserved for grant (the “2009 Non-Qualified Plan”). As of August 31, 2010, no options under the 2009 Non-Qualified Plan were issued or outstanding.

(3)
We established 2010 Incentive Stock Plan pursuant to which options to acquire a maximum of 4,000,000 shares of our common stock were reserved for grant (the “2010 Incentive Stock Plan”). As of August 31, 2010, under the 2010 Incentive Stock Plan 400,000 shares were issued to consultants for $225,000 worth of services.

Item 13. Certain Relationships and Related Transactions; and Director Independence

Except as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On April 12, 2010, we issued 26,666,666 shares of our common stock to Junior Capital Inc., of which Albert Aimers, our Chief Executive Officer,  is the majority shareholder and sole officer and director, for the retirement of $800,000 in accrued debt and compensation we owed to Mr. Aimers.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our previous auditors, for professional services rendered for the audit of our annual financial statements during the years ended August 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years, were $48,000 and $48,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended August 31, 2010 and 2009 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us for tax related work during the fiscal years ended August 31, 2010 and 2009.

All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended August 31, 2010 or 2009 for other services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Index

3.01	Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB-12G, filed with the Securities Exchange Commission on June 25, 2001 and incorporated herein by reference.

3.02
Certificate of Amendment, filed with the Nevada Secretary of State on May 21, 2004, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

3.03
Certificate of Amendment, filed with the Nevada Secretary of State on November 30, 2004, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

3.04
Certificate of Amendment, filed with the Nevada Secretary of State on September 9, 2005, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

3.05	Bylaws, filed as an exhibit to the Registration Statement on Form 10SB-12G, filed with the Securities Exchange Commission on June 25, 2001 and incorporated herein by reference.

3.06	Plan and Agreement of Reorganization, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities Exchange Commission on September 23, 2005 and incorporated herein by reference.

3.07
Amendments to Plan and Agreement of Reorganization, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities Exchange Commission on January 12, 2006 and incorporated herein by reference.

10.01
Employment Agreement, dated as of December 14, 2009, by and between CLICKER Inc. and Albert Aimers, filed as an exhibit to the annual report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2009 and incorporated herein by reference.

10.02
2007 Nonqualified Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Securities Exchange Commission on January 19, 2007 and incorporated herein by reference.

10.03	2007 Equity Incentive Plan, filed as an exhibit to the Annual Report on Form 10-KSB, filed with the Securities Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.04	2009 Nonqualified Stock Option Plan, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

10.05
Exchange Agreement, dated as of August 11, 2009, by and between CLICKER Inc. and Lotus Funding Group, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009 and incorporated herein by reference.

10.06
Form of Convertible Debenture, issued August 11, 2009, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009 and incorporated herein by reference.

10.07
Securities Purchase Agreement, dated as of November 18, 2009, by and between CLICKER Inc. and SBCH Charitable Foundation, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2009 and incorporated herein by reference.

10.08
Form of Convertible Debenture, issued November 18, 2009, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2009 and incorporated herein by reference.

10.09
Exchange Agreement, dated as of December 16, 2009, by and between CLICKER Inc. and Thalia Woods Management, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009 and incorporated herein by reference.

10.10
Form of Convertible Debenture, issued December 16, 2009, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009 and incorporated herein by reference.

10.11
Exchange Agreement, dated as of February 1, 2010, by and between CLICKER Inc. and Greystone Capital Partners, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2010 and incorporated herein by reference.

10.12
Form of Convertible Debenture, issued February 1, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2010 and incorporated herein by reference.

10.13
Exchange Agreement, dated as of April 23, 2010, by and between CLICKER Inc. and Cortell Communications, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.14
Form of $72,100 Convertible Debenture, issued April 23, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.15
Amendment Agreement, dated as of April 27, 2010, by and between CLICKER Inc. and Cortell Communications, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.16
Securities Purchase Agreement, dated as of July 2, 2010, by and between CLICKER Inc. and Greystone Capital Partners, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.17
Form of $50,000 Convertible Debenture, issued July 2, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.18
Securities Purchase Agreement, dated as of July 2, 2010, by and between CLICKER Inc. and Greystone Capital Partners, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.19
Form of $20,000 Convertible Debenture, issued July 2, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

10.20
Securities Purchase Agreement, dated as of July 26, 2010, by and between CLICKER Inc. and IIG Management LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference.

10.21
Form of Convertible Debenture, issued July 26, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2010 and incorporated herein by reference.

10.22
Securities Purchase Agreement, dated as of December 10, 2010, by and between CLICKER Inc. and Assurance Funding Solutions, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by reference.

10.23
Form of Convertible Debenture, issued December 10, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by reference.

10.24
Securities Purchase Agreement, dated as of January 5, 2011, by and between CLICKER Inc. and IIG Management LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.25
Form of Convertible Debenture, issued January 5, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.26
Amendment No. 1, dated as of January 5, 2011, by and between CLICKER Inc. and IIG Management LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2009 and incorporated herein by reference.

21.01	List of Subsidiaries of the Registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.

23.01	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKER INC.

Date: January 13, 2011	By:	/s/ ALBERT AIMERS
Albert Aimers
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALBERT AIMERS Albert Aimers	Chairman of the Board	January 13, 2011

/s/ TOM HEMINGWAY Tom Hemingway	Director	January 13, 2011

CLICKER INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Clicker Inc.

We have audited the accompanying consolidated balance sheets of Clicker Inc.( formerly, Financial Media Group) and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clicker Inc. and Subsidiaries as of August 31, 2010 and 2009 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $23,322,990 as of August 31, 2010 and has incurred net loss of $7,501,738 for the year ended August 31, 2010. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 14 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

January 11, 2011

CLICKER INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND 2009

	As of	As of
	August 31, 2010	August 31, 2009
CURRENT ASSETS:
Cash & cash equivalents	$44,700	$32,380
Accounts receivable, net	3,579	27,172
Marketable securities	135,400	280,566
Loan and other current assets	95,822	4,152
Total current assets	279,501	344,270

PROPERTY & EQUIPMENT, net	7,298	37,128
Total assets	$286,800	$381,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,301,510	$1,093,436
Accrued expenses	773,410	819,398
Deferred revenue	-	20,800
Derivative liability	364,327	116,752
Due to related parties	401,921	1,048,662
Note payable	170,000	760,000
Convertible note payble, net	308,285	13,043
Total current liabilities	3,319,453	3,872,091

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
59,697,688 and 282,292 shares issued and outstanding at
Aug 31, 2010 and August 31, 2009, respectively	59,698	282
Paid in capital	20,200,737	12,240,363
Prepaid consulting	(7,292)	-
Unrealized gain on marketable securities	37,194	89,913
Accumulated deficit	(23,322,990)	(15,821,251)
Total stockholders' deficit	(3,032,653)	(3,490,693)

Total liabilities and stockholders' deficit	$286,800	$381,398

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	2010	2009

Revenues
Revenues realizable in cash	$469,446	$270,328
Revenues realizable in the form of marketable securities	297,000	1,066,982
Net revenues	766,446	1,337,310

Operating expenses
Selling, general & administrative	2,683,727	2,527,993
Depreciation	29,830	45,439
Impairments	139,970	1,582,395
Total operating expenses	2,853,527	4,155,827

Loss from operations	(2,087,081)	(2,818,517)

Non-Operating Income (Expense):
Interest expense	(835,695)	(112,306)
Other Income	20,800	54
Gain/(Loss) on sale of marketable securities	317,589	(607,835)
Other Incomes	-	258,690
Change in derivative liability	820,344	-
Loss on debt redemption	(5,732,895)	-
Total non-operating income (expense)	(5,409,857)	(461,397)

Loss before income taxes	(7,496,938)	(3,279,913)

Provision for income tax	4,800	4,800

Net loss	(7,501,738)	(3,284,713)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(32,919)	(1,175,640)
Reclassification adjustment	(19,800)	986,424
Comprehensive loss	$(7,554,457)	$(3,473,929)

Basic and diluted net loss per share	$(0.38)	$(13.28)

Basis weighted average shares of common stock outstanding	19,835,327	247,354

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	Common Stock		Additional	Prepaid	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Consulting	Gain (Loss)	Deficit	Deficit
Balance, August 31, 2008	219,090	$219	$11,404,973	$-	$279,130	$(12,536,538)	$(852,216)
Common stock issued for cash	2,852	3	302,461	-	-	-	302,464
Options issued for services	-	-	242,173	-	-	-	242,173
Conversion of note payable to common stock	50,308	50	139,948	-	-	-	139,998
Shares issued to vendors for services	2,244	2	42,483	-	-	-	42,485
Shares issued to directors and employees for services	7,798	8	108,325	-	-	-	108,333
Unrealized loss on marketable securities	-	-	-	-	(189,216)	-	(189,216)
Net loss	-	-	-	-	-	(3,284,713)	(3,284,713)
Balance, August 31, 2009	282,292	282	12,240,362	-	89,914	(15,821,252)	(3,490,692)
Shares issued for Sales of Common Stocks	250,000	250	99,750	-	-	-	100,000
Shares issued for Services	455,000	455	356,095	(7,292)	-	-	349,258
Conversion of Note Payable to Common Stock	31,893,731	31,894	6,548,015	-	-	-	6,579,908
“Shares issued for CEO & Consultants Accrued Salaries”	26,816,666	26,817	848,183	-	-	-	875,000
Options issued for services	-	-	108,331	-	-	-	108,331
Unrealized gain on marketable securities	-	-	-	-	(52,719)	-	(52,719)
Net loss	-	-	-	-	-	$(7,501,738)	$(7,501,739)
Balance, Aug 31, 2010	59,697,688	$59,698	$20,200,737	$(7,292)	$37,194	$(23,322,990)	$(3,032,653)

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,501,738)	$(3,284,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	371,772	14,348
Depreciation and amortization	29,830	45,438
Revenues in form of marketable securities	(297,000)	(1,066,982)
Write off of liabilities	(20,800)	-
Impairment of marketable securities	139,970	1,582,395
(Gain)/Loss on sale of marketable securities	(317,589)	607,835
Change in derivative liability	(820,344)	116,752
Loss on debt redemption	5,732,894	-
Issuance of options and warrants for services	108,331	242,173
Amortization of shares issued for services	348,908	150,818
(Increase) decrease in current assets:
Receivables	(101,178)	12,198
Loan and other current assets	(91,670)	(2,359)
Increase (decrease) in current liabilities:
Accounts payable	208,074	479,506
Accrued expenses and other liabilities	1,014,188	276,003
Deferred revenue	-	(404,032)
Net cash used in operating activities	(1,196,352)	(1,230,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of deposit	-	34,671
Cash received from sale marketable securities	320,412	624,620
Net cash provided by investing activities	320,412	659,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	228,259	227,933
Cash proceeds from convertible note	560,000	-
Cash received from sale of common stock	100,000	302,464
Net cash provided by financing activities	888,259	530,397

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	12,320	(40,932)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	32,380	73,312

CASH & CASH EQUIVALENTS, ENDING BALANCE	$44,700	$32,380

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	$4,200	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	$831,471	$-
Issuance of shares for accrued salaries	$875,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2010 AND 2009

NOTE 1      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users.

Clicker, Inc., formerly, Financial Media Group, Inc. (“FMG”) acquired on May 12, 2009, all of the outstanding capital stock of Clicker, Inc. in exchange for the issuance of 219,900 shares of common stock to the Clicker Shareholders. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. Based upon same, Clicker became our wholly-owned subsidiary. As if the date of the merger, Financial Media Group, Inc. changed its name to Clicker, Inc.

The exchange of shares with Clicker was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Clicker obtained control of the consolidated entity. Accordingly, the merger of the two companies was recorded as a recapitalization of Clicker, with Clicker, Inc. being treated as the continuing entity. The historical financial statements presented are those of Clicker. The continuing company has retained December 31 as its fiscal year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets. Actual results could differ from our estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $572,099 and $201,872 as of August 31, 2010 and 2009, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

DERIVATIVES

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Revenue Recognition

Revenue is recorded on the basis of services provide to our clients, and is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our primary source of revenue was generated from building and developing stand alone brands that incorporate social networking, and providing internet based media and advertising services. The services included web designs, integrated social media network, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. Revenues from Internet based media and advertising services were recognized and recorded when the performance of such services completed.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2010 and 2009 amounted to $88,942 and $56,854, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Basic and Diluted Net Loss Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following number of potential shares of common stock has been excluded from the computation of diluted net loss per share for the year ended August 31, 2010 and 2009, respectively as effect is anti-dilutive.

	August 31,
	2010	2009

Stock options	16,083	14,283
Stock warrants	-	7,600
	16,083	21,883

STOCK BASED COMPENSATION

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. The unrealized loss as of August 31, 2010 and 2009 was $32,919 and $1,175,640, respectively. Net comprehensive gain for the year ended August 31, 2010 and 2009 was $52,719 and $189,216, respectively.

CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

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

SEGMENT REPORTING

The Company reports segment information using the “management approach” model. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services.

For the year ended August 31, 2010, substantially all of the Company's operations are conducted in one primary industry segment i.e. providing Internet based media and advertising services and a full array of customized investor awareness programs to small and medium sized companies..

Recent Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

Marketable securities classified as available for sale consisted of the following as of August 31, 2010:

Equity Securities Name and Symbol	Number of shares held at August 31, 2010	Cost	Market Value at August 31, 2010	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group SNRS	515,000,000	$51,500	$51,500	$-	$-	PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	50,000	35,000	-	PK
Others - Less than $10,000 cost	98,211,723	31,580	33,900	5,544	3,224
		$98,080	$135,400	$40,544	$3,224

Marketable securities classified as available for sale consisted of the following as of August 31, 2009:

Equity Securities Name and Symbol	Number of shares held at August 31, 2009	Cost	Market Value at August 31, 2009	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group (SNRS.pk)	515,000,000	$51,500	$51,500	$-	$-	PK
FIMA, Inc fima	357,000	14,994	10,674		(4,320)	PK
GENCO Corp GNCC	294,118	17,647	8,824		(8,823)	PK
GeneThera Inc (GTHR)	261,000	14,355	23,229			PK
OneScreen Inc (VidShadow Inc) OSCN	14,705	44,115	73,562	29,411		PK
Made in America Entertainment, Inc. (MAEI)	312,578	250,000	-			PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	25,000	10,000
Others - Less than $10,000 cost	89,659,900	36,040	87,777	66,773	(3,127)
		$443,651	$280,566	$106,184	$(16,270)

As of August 31, 2010, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if circumstances indicate that losses may be other-than-temporary. The Company recognized impairment losses on marketable securities of $139,970 and $1,582,395 for the year ended August 31, 2010 and 2009, respectively.

The Company recognized realized gains of $317,589 and $607,835 of realized losses during the years ended August 31, 2010 and 2009, respectively.

NOTE 4     PROPERTY AND EQUIPMENT

As of August 31, 2010 and 2009, property and equipment consisted of the following:

	August 31,
	2010	2009
Office and computer equipment	$191,653	$191,653
Less accumulated depreciation	(184,355)	(154,525)
	$7,298	$37,128

Depreciation expense for the years ended August 31, 2010 and 2009 was $29,830 and $45,439, respectively.

NOTE 5    LOAN AND OTHER ASSETS

As of August 31, 2010 and 2009, other assets consisted of the following:

	August 31,
	2010	2009
Loan Receivable	$91,670
Rent deposit	4,152	4,152
Total	95,822	4,152

Loan to others are due on demand, interest free, and unsecured.

NOTE 6     DEFERRED REVENUES

The Company receives marketable securities and cash for services to be provided in future periods. The Company recognizes revenue on a pro-rata basis over the term of the agreement. The Company recorded $0 and $20,800 in deferred revenues at August 31, 2010 and 2009, respectively.

NOTE 7     ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31,
	2010	2009
Accrued consulting fees	$126,700	$161,837
Accrued interest	18,232	72,709
Accrued salaries and payroll taxes	447,508	539,852
Other	180,970	45,000
	$773,410	$819,398

NOTE 8    DUE TO OFFICERS

Due to officers consisted of the following:

	August 31,
	2010	2009
Accrued officer’s compensation	$153,548	$796,140
Accrued consulting fees	-	4,149
Accrued interest	248,373	248,373
	$401,921	$1,048,662

The Company recorded an expense of $337,760 and $368,750 for the years ended August 31, 2010 and 2009 for compensation to the Chief Executive Officer of the Company.  The balances were interest free, due on demand, and unsecured.

NOTE 9      NOTE PAYABLE

On March 5, 20010, the Company executed a promissory note of $170,000 to a third party, unsecured, non-interest bearing and due on September 5, 2010.

NOTE 10  CONVERTIBLE NOTE

In 2009 and 2010 (the “Dates of Issuance”),  the Company issued multiple secured convertible notes to related and unrelated parties (the “Holders”), in the total amount of $1,432,034 (the “Secured Convertible Notes” or the “Notes”). The Secured Convertible Notes have various maturity dates  ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and nonassessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and no reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion feature in the Secured Convertible Notes as derivative liabilities due to the full reset provisions.

During the year ended August 31, 2010, the note due to the former Chief Financial Officer was amended into convertible note with accrued interest rate at 10%. The Company accrued interest on the outstanding balance on February 22, 2010 at 10% annually.  The note is derivative instrument because the agreement does not contain an explicit limit on the number of shares to be delivered in a share settlement. It is also tainted by the other derivative instruments the company has issued. However, because of the terms detailed in Section 3 in which the value of the shares issued is capped to the amount of principal and interest, the derivative liability is zero.

The Company valued the derivative liability based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the call/redemption options.

The Company analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

The notes issued in 2009 and 2010 were valued with the following assumptions:

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company
•	An event of default would occur 1% of the time, increasing 1.00% per quarter and would occur 90% of the time at maturity;
•	Conversion (at 20%, 40% or 50% of market price) to stock would be limited by the average trading volume and the holder would convert throughout the period;
•	The Company would have funds available to redeem the notes 0% of the time, increasing 0.0 % per quarter and
•	The Holders would convert up to the maximum ownership limit on a monthly basis.
•	The derivative liability of the notes issued in 2009 and 2010 were valued at issuance amounted to $1,167,919

The fair values for the derivative liabilities related to the Convertible Notes at August 31, 2010 and 2009 are summarized as follows:

Valuation Date:	8/31/2009	8/31/2010
Notes	100,000	702,563
Derivative Value - Notes	116,752	364,327

NOTE 11      COMMITMENTS

Operating Lease

The Company leases its corporate office facilities in California from a third party under month to month lease with monthly rental on the facility is $3,888.

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

NOTE 12    INCOME TAXES

Income tax for the years ended August 31, 2010 and 2009 is summarized as follows:

	August 31,
	2010	2009
Current:
Federal	$-	$-
State	4,800	4,800
Deferred taxes	-	-
Income tax expense (benefit)	$4,800	$4,800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31,
	2009	2008
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Net deferred tax assets	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2010 and 2009 are as follows:

	August 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forward	$4,265,107	$1,658,489
Total gross deferred tax assets	4,265,107	1,658,489
Less valuation allowance	(4,265,107)	(1,658,489)
Net deferred tax assets	$-	$-

At August 31, 2010, the Company had net operating loss carry forwards of $23,322,990 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2030. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

The Company’s Digital Wallstreet Inc. subsidiary is delinquent in the payment of federal employment taxes.  As of August 31, 2010 amounts due to the Internal Revenue Service (IRS) and the Employment Development Department of the State of California (EDD) were $174,496 and $175,303, respectively.  The amounts are included in the Company’s balance of accrued expenses.  The Company is currently negotiating with the IRS and the EDD to develop plans for the orderly payment of delinquent balances.

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

On April 13, 2010 and August 13, 2010, the Company issued 26,666,666 and 150,000 shares of the company's common stock for retirement of $800,000 indebted on behalf of Chief Executive Officer and three consultants at 50% discount of fair market value.

On July 20, 2010, the Company issued 100,000 shares of restricted common stocks to one consultant pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  The shares were issued to the consultant at a price of $1.00 per share for total of $100,000 worth of services.

During the year ended August 31, 2010, the company issued 455,000 shares of common stock to consultants valued at $356,550 in exchange for their services. As of August 31, 2010, the remaining prepaid consulting fees of $7,292 were included in the financial statements.

From September 2009 to August 2010, the company issued 31,891,829 shares of common stock at conversion price from $.12 to $1.80 per shares for redemption of $831,471 convertible notes payable. The company recorded a loss amounted of $5,731,895 due to highly fluctuating on the date of issuance of shares to redeem outstanding convertible notes and the notes are converted at discount rate

During the year ended August 31, 2009, the Company issued 673,249 shares to consultants valued at $42,485 in full settlement of their services, 10,639,998 shares to a third party in settlement of a promissory note and accrued interest valued at $139,998, 71,500 shares to an employee valued at $25,000 in full settlement of his services, and 6,720,058 shares to directors valued at $83,333 for their services. The shares were valued at their fair value on the date of issuance.

Outstanding Warrants:

The company has no warrants outstanding at August 31, 2010

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved a maximum of 10,000 shares of common stock as Options to grant to employees, non-employee directors, consultants and advisors. The stock subject to Options granted under the Non-Qualified Plan shall be shares of the Company’s Common Stock, par value $0.001 per share. The 2007 Non-Qualified Plan shall terminate within ten (10) years from the date of adoption by the Board of Directors or sooner, and no Options shall be granted after termination of the plan. The Options have been granted to certain employees and consultants to purchase Common Shares at prices equal to fair market value on the date of grant.
As of August 31, 2010, there are no stock options outstanding under the 2007 Non-Qualified Plan.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 6,667 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of August 31, 2010, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan which was approved by the shareholders on April 11, 2007, and reserved 10,000 shares of the Company’s authorized common stock as Options to grant to employees, directors and officers. On August 28, 2008, the shareholders approved reserving an additional 13,333 common shares for issuance under the 2007 Equity Plan for a total of 23,333 common shares. The stock subject to Options granted under the 2007 Equity Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. The 2007 Equity Plan shall become effective and shall remain in effect until all Common Shares subject to the 2007 Equity Plan have been purchased or acquired according to the terms of the 2007 Equity Plan or the 2007 Equity Plan is terminated by the Board or January 4, 2017, whichever is earlier. No stock Options shall be granted after termination of the plan. The Options have been granted to certain employees to purchase Common Shares at prices equal to fair market value on the date of grant.The number and weighted average exercise prices of stock Options granted by the Company at August 31, 2010 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2009	16,083	$0.08	$-
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – August 31, 2010	16,083	$0.08	$6,684

Following is a summary of the status of stock Options outstanding at August 31, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Life	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.30	16,083	6.89	$6.68	15,709	$0.07
	16,083	6.89	$6.68	15,709	$0.07

2010 Incentive Stock Plan

On June 18, 2010, the Company adopted the 2010 Incentive Stock Plan which was approved by the shareholders and reserved 4,000,000 common shares of the Company’s authorized common stock to grant to employees, directors, officers and consultants for services. The stock granted under the 2010 Incentive Stock Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. As of August 31, 2010, under the 2010 Incentive Stock Plan, the Company issued 400,000 shares to consultants in exchange $225,000 worth of services.

NOTE 14      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had accumulated deficit of $23,322,990 as of August 31, 2010 and has incurred net loss of $7,501,738 or the year ended August 31, 2010. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2010 towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) further streamlining and reducing costs.

NOTE 15       SUBSEQUENT EVENTS

On September 2, 2010, the Company granted a non-statutory stock option to purchase 780,000 shares of common stock of the Company.  The Option shall terminate with five (5) years from the date of adoption by the Board of Directors or sooner, and no Option shall be granted after termination of the plan.  The Options have been granted to employees and consultants to purchase common shares at prices of $0.45 on the date of grant.

On October 4, 2010, the Company granted to a non-statutory stock option to purchase 750,000 shares of common stock of the Company.  The Option shall terminate with five (5) years from the date of adoption by the Board of Directors or sooner, and no Option shall be granted after termination of the plan.  The Options have been granted to employees and consultants to purchase common shares at prices of $0.34 on the date of grant.