Form 10-Q
period 2010-11-30
CLICKER INC.
filed 2011-01-19
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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
 Yes ☐ No ☒

As of January 17, 2011, there were 61,747,355 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended November 30, 2010

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

ASSETS
	As of	As of
	NOVEMBER 30, 2010	AUGUST 31, 2010
CURRENT ASSETS:
Cash & cash equivalents	$983	$44,700
Accounts receivable, net	11,707	3,579
Marketable securities	118,691	135,400
Other Loan & Current Assets	67,587	95,822
Total current assets	198,968	279,501

PROPERTY & EQUIPMENT, net	2,266	7,298
Total assets	$201,234	$286,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,306,988	$1,301,510
Accrued expenses	859,577	773,410
Derivative liability	486,595	364,327
Due to related parties	420,171	401,921
Note payable	70,000	170,000
Convertible note payble, net	312,613	308,285
Total current liabilities	3,455,944	3,319,453

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
61,582,355 and 59,697,688 shares issued and outstanding at
November 30, 2010 and August 31, 2010, respectively	61,582	59,698
Paid in capital	21,440,098	20,200,737
Prepaid consulting	-	(7,292)
Shares to be Issued	15,400	-
Unrealized gain on marketable securities	20,376	37,194
Accumulated deficit	(24,792,167)	(23,322,990)
Total stockholders' deficit	(3,254,710)	(3,032,653)

Total liabilities and stockholders' deficit	$201,234	$286,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Net revenues	$24,205	$198,920

Operating expenses
Selling, general & administrative	1,049,678	442,145
Depreciation	5,032	8,120
Impairments	-	52,684
Total operating expenses	1,054,710	502,949

Loss from operations	(1,030,505)	(304,029)

Non-Operating Income (Expense):
Interest expense	(176,105)	(100,612)
Interest income	-	267
Change in derivative liability	(240,270)	(93,556)
Loss on debt redemption	(17,497)	-
Total non-operating income (expense)	(433,872)	(193,901)

Loss before income taxes	(1,464,377)	(497,930)

Provision for income tax	4,800	4,800

Net loss	(1,469,177)	(502,730)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(16,818)	633,133
Comprehensive loss	$(1,485,995)	$130,403

Basic and diluted net loss per share	$(0.02)	$(1.67)

Basis weighted average shares of common stock outstanding	60,308,963	300,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469,177)	$(502,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	-	27,227
Depreciation and amortization	5,032	8,120
Revenues in form of marketable securities	-	(50,000)
Impairment of marketable securities	-	52,684
Change in derivative liability	240,270	93,556
Loss on debt redemption	17,497	-
Issuance of options and warrants for services	712,538	39,728
Amortization of shares issued for services	25,643	1,458
(Increase) decrease in current assets:
Receivables	(8,128)	-
Loan and other current assets	28,236	(90)
Increase (decrease) in current liabilities:
Accounts payable	5,478	70,651
Accrued expenses and other liabilities	273,392	164,978
Net cash used in operating activities	(169,218)	(94,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from convertible note	30,000	120,000
Cash received from sale of common stock	95,500	-
Net cash provided by financing activities	125,500	120,000

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(43,717)	25,583

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,700	32,380

CASH & CASH EQUIVALENTS, ENDING BALANCE	$983	$57,963

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	$231,726	$18,357
Issuance of shares for accrued salaries	$18,351	$35,000

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets. Actual results could differ from our estimates..

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $572,099 and $572,099 as of November 30, 2010 and August 31, 2010, respectively.

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

Stock-Based Compensation

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. The unrealized loss and gain as of November 30, 2010 and 2009 was $16,818 and $633,133, respectively.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Marketable securities classified as available for sale consisted of the following as of November 30, 2010:

Name	No	Cost	Market value	Accumulated unrealized Gain	Accumulated unrealized Loss	Traded on
VOIP PAL.com, Inc. VPLM	2,500,000	$15,000	25,000	10,000	-	PK
Sunrise Consulting Group SNRS	515,000,000	51,500	51,500	-	-	PK
Others-Less than $10,000 cost	98,211,723	31,580	42,191	17,128	6,517
Total		$98,080	$118,691	$27,128	$6,517

Marketable securities classified as available for sale consisted of the following as of August 31, 2010

Equity Securities Name and Symbol	Number of shares held at August 31, 2010	Cost	Market Value at August 31, 2010	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group SNRS	515,000,000	$51,500	$51,500	$-	$-	PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	50,000	35,000	-	PK
Others - Less than $10,000 cost	98,211,723	31,580	33,900	5,544	3,224
		$98,080	$135,400	$40,544	$3,224

As of November 30, 2010, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if circumstances indicate that losses may be other-than-temporary. The Company recognized impairment losses on marketable securities of zero and $52,684 for the year ended November 30, 2010 and 2009, respectively.

The Company did not sell any marketable securities during three months ended November 30, 2010, therefore, no realized gain or loss were recognized as of November 30, 2010 and the same for three months period in November 30, 2009.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2010	August, 31, 2010
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(189,387)	(184,355)
	$2,266	$7,298

Depreciation expense for the three months periods ended November 30, 2010 and 2009 was $5,032 and $8,120 respectively. Property and equipment are carried at cost less accumulated depreciation.

NOTE 5    LOAN AND OTHER ASSETS

As of November 30, 2010 and August 31, 2010, other assets consisted of the following:

	November 30, 2010	August 31, 2010
Loan Receivable	$61,135	$ 91,670
Rent deposit	4,152	4,152
Total	67,587	95,822

Loan to others are due on demand, interest free, and unsecured.

NOTE 6  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30, 2010	August 31, 2010
Accrued legal & Consulting fees	$179,875	$126,700
Accrued interest	25,252	18,232
Accrued salaries and payroll taxes	464,981	447,508
Others	189,470	180,970
	$859,577	$773,410

NOTE 7 DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	November 30, 2010	August 31, 2010
Accrued officer’s compensation	$171,798	$153,548
Accrued interest on a loan paid off	248,373	248,373
	$420,171	$401,921

The Company recorded an expense of $81,250 and $92,188 for the three months ended November 30, 2010 and 2009 for compensation and benefits provided to the Chief Executive Officer of the Company. The due balances were interest free, due on demand, and unsecured as of November 30, 2010 and August 31, 2010, respectively.

NOTE 8  NOTE PAYABLE

On March 5, 2010, the Company executed a promissory note of $170,000 to a third party, unsecured, non-interest bearing and due on September 5, 2010. During the three months ended November 30, 2010, the Company issued 250,000 shares of common stock to the note holder to settle for $100,000. The shares were valued at fair valued at $107,500, and the loss on debt settlement of $7,500 was recorded in the accompanying financial statements.

NOTE 9  CONVERTIBLE NOTES

In 2009 and 2010 (the “Dates of Issuance”), the Company issued multiple secured convertible notes to related and unrelated parties (the “Holders”), in the total amount of $1,462,034 (the “Secured Convertible Notes” or the “Notes”). The Secured Convertible Notes have various maturity dates ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and nonassessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion feature in the Secured Convertible Notes as derivative liabilities due to the full reset provisions.

During the year ended August 31, 2010, the note due to the former Chief Financial Officer was amended into convertible note with accrued interest rate at 10%. The Company accrued interest on the outstanding balance on February 22, 2010 at 10% annually.  The note is derivative instrument because the agreement does not contain an explicit limit on the number of shares to be delivered in a share settlement. However, because of the terms detailed in in note agreements which the value of the shares issued is capped to the amount of principal and interest, the derivative liability is zero.

The Company valued the derivative liability for secured convertible notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the call/redemption options.

The notes issued in 2009 and 2010 were valued with the following assumptions:

•	The stock projections are based on the estimate volatilities for each period;
•	The projected volatility curve for each valuation period was based on the historical volatility of the Company as follows:

	1 year	2 year	3 year	4 year	5 year
8/31/2010	655%	759%	782%	796%	799%
11/30/2010	629%	711%	781%	801%	804%

•	An event of default would occur 1% of the time, increasing 1.00% per quarter and would occur 90% of the time at maturity;
•	Conversion (at 20%, 40% or 50% of market price) to stock would be limited by the average trading volume and the holder would convert throughout the period;
•	The Company would have funds available to redeem the notes 0% of the time, increasing 0 % per quarter and
•	The Holders would convert up to the maximum ownership limit on a monthly basis.

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

From September to November 2010, the Company issued 1,518,377 shares of common stock at conversion prices from $0.09 to $0.43 per share for redemption of $231,726 note payable and convertible notes payable.

For the same period the Company also issued 155,000 shares of common stock to consultants valued at $18,351 in exchange for their services.

During the three months ended November 30, 2010, the Company received total of $95,500 from consultants upon exercise of their stock options. The Company issued 211,290 shares against $80,100 received and recorded the remaining of $15,400 as shares to be issued in the accompany financial statements .

Outstanding Warrants:

The company has no warrants outstanding at November 30, 2010.

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved 10,000 shares of common stock for grant to employees, non-employee directors, consultants and advisors. The 2007 Non-Qualified Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors. As of November 30, 2010, there are no stock options granted under the 2007 Non-Qualified Plan.

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

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan, which was approved by the shareholders on April 11, 2007. The Company has reserved 23,333 shares of common stock for grant under this plan, The 2007 Equity Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors.

2010 Incentive Stock Plan

On June 18, 2010, the Company adopted the 2010 Incentive Stock Plan which was approved by the shareholders and reserved 4,000,000 common shares of the Company’s authorized common stock to grant to employees, directors, officers and consultants for services. The stock granted under the 2010 Incentive Stock Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. As of November 30, 2010, under the 2010 Incentive Stock Plan, the Company issued 211,290 common shares to consultants for options exercised.

The number and weighted average exercise prices of stock Options granted by the Company at November 30, 2010 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2010	16,083	$0.08	$6,684
Granted	1,530,000	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – November 30, 2010	1,546,083	$0.39	1,886

Following is a summary of the status of stock Options outstanding at November 30, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Life	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.45	1,546,083	6.03	$4.82	1,546,036	$0.39
	1,546,083	6.03	$4.82	1,546,036	$0.39

NOTE 11  BASIC AND DILUTED NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following number of potential shares of common stock has been excluded from the computation of diluted net loss per share for the quarter ended November 30, 2010 and 2009, respectively as effect is anti-dilutive.

NOTE 12  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease on monthly basis. Rent expense under the operating lease for the three months ended November 30, 2010 and 2009 was $11,663 and $90,888, respectively. The Company has no future lease obligations.

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

NOTE 14   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $24,792,167 as of November 30, 2010 and has incurred net loss of $1,469,177 for the three months ended November 30, 2010. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended November 30, 2010 towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

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

Results of Operations

Our consolidated results of operations for the three months ended November 30, 2010 and 2009 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three month period ended November 30, 2010 were $24,205 compared to $198,920 for the same period in 2009. Revenues decrease by $174,715 (88%) due to significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising.  To date, we have been unable to attract new clients for our new line of business as web development and brand builder.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three months ended November 30, 2010 were $1,049,678 compared to $442,145 for the same period in 2009. SG&A expenses increase by $607,533 (137%) during the three months ended November 30, 2010 as compared to the same period in 2009 primarily due to an increase of $688,500 in stock option expenses resulted in higher net loss.

Impairment of marketable securities for the three months ended November 30, 2010 was Zero compared to $52,684 for the same period ended in 2009. We had significant reduction in impairment compared to last year due to lack of securities available for sale and a reduction in receipt of securities as payment.  Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction in our judgment appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three months ended November 30, 2010.

Depreciation expense for the three months ended November 30, 2010 was $5,032 compared to $8,120 for the same period in 2009. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Interest expense for the three months ended November 30, 2010 was $176,105 compared to $100,612 for the same period in 2009. The increase in interest expense for the three months ended November 30, 2010 resulted as we amortized the beneficial conversion feature interest on convertible notes issued during the quarter ended November 30, 2010.

Unrealized loss at November 30, 2010 was $16,818 compared to unrealized gain of $633,133 for the same period in 2009. Unrealized gain resulted from the decrease in market value of the marketable securities held at November 30, 2010. The value of our marketable securities available for sale decreased at November 30, 2010 compared to at November 30, 2009, resulting in the unrealized loss, which was increased as most of our securities were liquidated during the year ended August 31, 2010.

We recorded an expense of $240,270 in change of derivative liability for the three months ended November 30, 2010 as compared to $93,556 for the same periods in 2009. The increased derivative liability resulted from our issuance of convertible notes for the quarter ended November 30, 2010.

Net Loss

We reported net losses of $1,469,177 and $502,730 for the three months ended November 30, 2010 and November 30, 2009, respectively.  We recorded an increase in net loss for the three months ended November 30, 2010 compared to the same period in 2009 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $983 at November 30, 2010 compared to $44,700 at August 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,469,177 for the three months ended November 30, 2010 compared to a loss of $502,730 for the same period in 2009. Our current liabilities exceeded our current assets by $3,256,976 at November 30, 2010 and net cash used in operating activities for the three months ended November 30, 2010 was $169,218. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the three months ended November 30, 2010 was $169,218, which resulted primarily from a net loss of $1,469,177, which was offset by issuance of options for services of $712,538, an increase in accrued expenses and other liabilities of $273,392 and changes in derivative liability of convertible notes of $240,270.

Investing Activities

Net cash provided by investing activities for the three months ended November 30, 2010 and 2009 was zero.

Financing Activities

Net cash provided by financing activities was $125,500 for November 30, 2010, of which $95,500 was from the sale of common stock and $30,000 from the sale of a convertible note.

As a result of the above activities, we experienced a net decrease in cash of $43,717 for the three months ended November 30, 2010 compared to increase of $25,583 for the same period 2009. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

Application of Critical Accounting Policies

Marketable Securities and Impairments

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

Stock-Based Compensation

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

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726. On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. We plan to contest the judgment if a settlement is not reached as services were supplied to a subsidiary. On November 15, 2010, the Company agreed to settle judgment and paying $2,000 per month until the amount is paid in full

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358.On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services. On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements. The Company plans to challenge the judgment with countersuit if necessary.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2010, we issued 25,000 shares of our common stock at fair market value of $11,250 as payment owed to consultant.

On September 15, 2010, we issued 79,757 shares of our common stock upon conversion of $16,430 of an outstanding convertible debenture held by SBCH Charitable Foundation. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On September 20, 2010, we issued 250,000 shares of our common stock at fair market value of $107,500 to redeem portion of the note payable held by consultant.

On November 16, 2010, we issued 130,000 shares of our common stock at fair market value of $7,101 as payment owed to consultant.

On November 18, 2010, we issued 1,188,620 shares of our common stock upon conversion of $115,296 of an outstanding convertible debenture held by SBCH Charitable Foundation. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

During the three months ended November 30, 2010, we issued 211,290 shares of our common stock to consultants upon exercise of their stock options and we received $95,500 in cash.

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

CLICKER INC.

Date: January 19, 2011	By:	/s/ ALBERT AIMERS
Albert Aimers Chief Executive Officer