Form 10-Q
period 2011-02-28
CLICKER INC.
filed 2011-04-19
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-32923

CLICKER INC.
 (Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1111 Kane Concourse, Suite 304, Bay Harbor Islands, Florida 33154
(Address of principal executive office) (zip code)

(786) 309-5190
(Registrant’s telephone number, including area code)

18952 MacArthur Blvd, Suite 210, Irvine, CA 92612
(Former name, former address and former fiscal year, if changed since last report)

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
 Yes ☐ No ☒

As of April 18, 2011, there were 79,816,403 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended February 28, 2011

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEB 28, 2011 AND AUGUST 31, 2010
(UNAUDITED)

ASSETS
	As of	As of
	FEBRUARY 28, 2011	AUGUST 31, 2010
CURRENT ASSETS:
Cash & cash equivalents	$5,284	$44,700
Accounts receivable, net	13,851	3,579
Marketable securities	241,188	135,400
Other Loan & Current Assets	4,153	95,822
Total current assets	264,475	279,501

Property and Equipment, net	107	7,298
Total assets	$264,582	$286,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,311,489	$1,301,510
Accrued expenses	840,160	773,410
Derivative liability	581,331	364,327
Due to related parties	462,592	401,921
Note payable	30,366	170,000
Convertible note payble, net	397,922	308,285
Total current liabilities	3,623,860	3,319,453

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
67,646,209 and 59,697,688 shares issued and outstanding at
February 28, 2011 and August 31, 2010, respectively	67,646	59,698
Additional paid in capital	21,531,976	20,200,737
Prepaid consulting	-	(7,292)
Shares to be issued	15,400	-
Unrealized gain on marketable securities	142,873	37,194
Accumulated deficit	(25,117,173)	(23,322,990)
Total stockholders' deficit	(3,359,279)	(3,032,653)

Total liabilities and stockholders' deficit	$264,582	$286,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

	For The Three Month Periods Ended February 28		For The Six Month Periods Ended February 28
	2011	2010	2011	2010

Net revenues	$16,843	$42,584	$41,048	$241,504

Operating expenses
Selling, general & administrative	296,760	520,494	1,346,438	962,638
Depreciation	2,159	7,989	7,191	16,109
Impairments	-	37,286	-	89,970
Total operating expenses	298,919	565,769	1,353,629	1,068,717

Loss from operations	(282,077)	(523,185)	(1,312,582)	(827,213)

Non-Operating Income (Expense):
Interest expense	(259,047)	(147,486)	(435,152)	(248,098)
Interest income	-	640	-	906
Gain on sale of marketable securities	-	202,433	-	202,433
Change in derivative liability	167,776	(7,288)	(72,494)	(100,843)
Gain on debt redemption	48,341	-	30,844	-
Total non-operating income (expense)	(42,930)	48,299	(476,802)	(145,602)

Loss before income taxes	(325,007)	(474,886)	(1,789,384)	(972,815)

Provision for income tax	-	-	4,800	4,800

Net loss	(325,007)	(474,886)	(1,794,184)	(977,615)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	122,497	(690,130)	105,679	(56,997)
Reclassification adjustment for marketable securities	-	190,328	-	190,328
Comprehensive loss	$(202,510)	(974,688)	(1,688,505)	$(844,284)

Basic and diluted net loss per share	$(0.01)	(1.09)	(0.03)	$(0.01)

Basis weighted average shares of common stock outstanding	62,736,072	435,118	61,515,813	367,319

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,794,184)	$(977,615)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	-	27,507
Depreciation and amortization	7,191	16,109
Revenues in form of marketable securities	-	(50,000)
Write off of liabilities	-	(20,800)
Impairment of marketable securities	-	89,970
Gain on sale of marketable securities	-	(202,433)
Change in derivative liability	72,494	100,843
Gain on debt redemption	(30,844)	-
Issuance of options and warrants for services	717,880	60,256
Shares issued for services	76,643	81,758
(Increase) decrease in current assets:
Receivables	(10,272)	(2,734)
Loan and other current assets	91,670	(35)
Increase in current liabilities:
Accounts payable	9,980	187,620
Accrued expenses and other liabilities	501,526	335,713
Net cash used in operating activities	(357,916)	(353,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	-	203,880
Net cash provided by investing activities	-	203,880

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	-	111,051
Cash proceeds from convertible note	223,000	170,000
Proceeds from options exercised	95,500	-
Net cash provided by financing activities	318,500	281,051

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(39,416)	131,089

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,700	32,380

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,284	$163,469

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Conversion of convertible note	$567,440	$18,357
Issuance of shares for accrued salaries	$69,351	$35,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLICKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation of global internet users.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended August 31, 2010 and 2009.  The interim results for the period ended February 28, 2011 are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, and sales returns, and recoverability of long-term assets. Actual results could differ from our estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $572,099 and $572,099 as of February 28, 2011 and August 31, 2010, respectively.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

NOTE 3  MARKETABLE SECURITIES

The Company receives cash and/or securities of client companies as payment in full for services rendered. The numbers of shares the Company receives for services is based on contract amount, and the number of shares is determined based on the bid price at the time of signing the agreement. The securities received from clients are classified as available-for-sale and, as such, are carried at fair value based on the quoted market prices. The securities comprised of shares of common stock of third party customers. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Marketable securities classified as available for sale consisted of the following as of February 28, 2011:

Name	No	Cost	Market value	Accumulated unrealized Gain	Accumulated unrealized Loss	Traded on
VOIP PAL.com, Inc. VPLM	2,500,000	$15,000	85,000	70,000	-	PK
Sunrise Consulting Group SNRS	515,000,000	51,500	103,000	51,500	-	PK
Others-Less than $10,000 cost	98,211,723	31,580	53,188	29,131	7,523
Total		$98,080	$241,188	$150,631	$7,52317

Marketable securities classified as available for sale consisted of the following as of August 31, 2010

Equity Securities Name and Symbol	Number of shares held at August 31, 2010	Cost	Market Value at August 31, 2010	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group SNRS	515,000,000	$51,500	$51,500	$-	$-	PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	50,000	35,000	-	PK
Others - Less than $10,000 cost	98,211,723	31,580	33,900	5,544	3,224
		$98,080	$135,400	$40,544	$3,224

As of February 28, 2011, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if circumstances indicate that losses may be other-than-temporary. The Company recognized impairment losses on marketable securities of zero for the six month periods ended February 28, 2011 compared to $89,970 for the same periods in 2010.

To assist the Company in safeguarding against impairments of marketable securities, the Company has revised its contractual terms on its agreements with its clients, which provides that during the term of the agreement, in the event, the share bid price declines by more than ten percent (10%) of the share bid price on the date of execution of the agreement, the Client would agree to issue additional shares of their common stock to the Company in order to make up the deficiency caused by the reduction in the value of their stock.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in the statement of operations and comprehensive gain.

The Company did not sell any marketable securities during three months and six months periods ended February 28, 2011 as compared to realized gain of $202,433 and $202,433 for the same period in 2010.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2011	August, 31, 2010
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(191,547)	(184,355)
	$107	$7,298

Depreciation expense for the six months periods ended February 28, 2011 and 2010 was $7,191 and $16,109 respectively. Property and equipment are carried at cost less accumulated depreciation.

NOTE 5    LOAN AND OTHER ASSETS

As of February 28, 2011 and August 31, 2010, other assets consisted of the following:

	February 28, 2011	August 31, 2010
Loan Receivable	$-	$ 91,670
Rent deposit	4,153	4,152
Total	4,153	95,822

Loan to others are due on demand, interest free, and unsecured.

NOTE 6   ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2011	August 31, 2010
Accrued legal & Consulting fees	$207,750	$126,700
Accrued interest	39,537	18,232
Accrued salaries and payroll taxes	460,953	447,508
Others	131,920	180,970
	$840,160	$773,410

NOTE 7   DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	February 28, 2011	August 31, 2010
Accrued officer’s compensation	$214,219	$153,548
Accrued interest on a loan paid off	248,373	248,373
	$462,592	$401,921

The due balances were interest free, due on demand, and unsecured as of February 28, 2011 and August 31, 2010, respectively.

NOTE 8   NOTE PAYABLE

On March 5, 2010, the Company executed a promissory note of $170,000 to a third party, unsecured, non-interest bearing and due on September 5, 2010. During the six months ended February 28, 2011, the Company issued 250,000 shares of common stock to the note holder to settle for $100,000. The shares were valued at fair valued at $107,500, and the loss on debt settlement of $7,500 was recorded in the accompanying financial statements. During the quarter ended February 28, 2011, the Company paid $39,634 in cash to the noteholder and the remaining balance of $30,366 is interest free and due on demand.

NOTE 9   CONVERTIBLE NOTES

From 2009 to 2011 (the “Dates of Issuance”), the Company issued multiple secured convertible notes to related and unrelated parties (the “Holders”), in the total amount of $1,655,034 (the “Secured Convertible Notes” or the “Notes”). The Secured Convertible Notes have various maturity dates ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion feature in the Secured Convertible Notes as derivative liabilities due to the full reset provisions.

During the year ended August 31, 2010, the note due to the former Chief Financial Officer was amended into a 10% convertible note. The note is derivative instrument because the agreement does not contain an explicit limit on the number of shares to be delivered in a share settlement. However, because of the terms detailed in the note agreements stipulate that the total value of the shares to be issued is capped at the amount of principal and interest, the derivative liability is zero.

The Company valued the derivative liability for secured convertible notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the call/redemption options.

The notes issued from 2009 to 2011 were valued with the following assumptions:

•	The stock projections are based on the estimate volatilities for each period;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company as follows:

	1 year	2 year	3 year	4 year	5 year
8/31/2010	655%	759%	782%	796%	799%

2/28/2011	639%	696%	798%	819%	825%

•	An event of default would occur 1% of the time, increasing 1.00% per quarter and would occur 90% of the time at maturity;

•
Conversion (at 20%, 35%, 40% or 50% of market price averages and lows of clsing prices or bids) to stock would be limited by the average trading volume and the holder would convert throughout the period;

•	The Company would have funds available to redeem the notes 0% of the time, increasing 0 % per quarter and

•	The Holders would convert up to the maximum ownership limit on a monthly basis.

NOTE 10  EQUITY TRANSACTIONS

Common Stock

On April 1, 2010, we affected a consolidation of all our outstanding common shares with a record date of February 18, 2010. This consolidation was in effect a 300:1 reverse stock split, which reduced the total number of issued and outstanding common shares from 155,729,507 to 521,000. As a result of the reduction in the number of common shares, the market price per common share increased. However, there is no assurance that the post-reverse stock split price will be equal to or greater than the consolidation ratio multiplied by the pre-reverse stock split price on a going forward basis.

From September 2010 to February 2011 the Company issued 4,417,231 shares of common stock at conversion prices from $0.01 to $0.47 per share for redemption of $471,855 note payable and convertible notes payable.

For the same period the Company also issued 3.320,000 shares of common stock to consultants valued at $69,351 in exchange for their services.

During the six months ended February 28, 2011, the Company received total of $95,500 from consultants upon exercise of their stock options. The Company issued 211,290 shares against $80,100 received and recorded the remaining of $15,400 as shares to be issued in the accompany financial statements

Outstanding Warrants:

The company has no warrants outstanding at February 28, 2011.

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved 10,000 shares of common stock for grant to employees, non-employee directors, consultants and advisors. The 2007 Non-Qualified Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors. As of February 28, 2011, there are no stock options granted under the 2007 Non-Qualified Plan.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 6,667 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of February 28, 2011, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan, which was approved by the shareholders on April 11, 2007. The Company has reserved 23,333 shares of common stock for grant under this plan, The 2007 Equity Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors.  As of February 28, 2011, no options have been granted under the 2007 Equity Ince ntive Plan.

2010 Incentive Stock Plan

On June 18, 2010, the Company adopted the 2010 Incentive Stock Plan which was approved by the shareholders and reserved 4,000,000 common shares of the Company’s authorized common stock to grant to employees, directors, officers and consultants for services. The stock granted under the 2010 Incentive Stock Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. As of February 28, 2011, the Company issued 211,290 common shares to consultants for options exercised.

The number and weighted average exercise prices of stock Options granted by the Company at February 28, 2011 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2010	16,083	$0.08	$6,684
Granted	1,530,000	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding – February 28, 2011	1,546,083	$0.39	1,886

Following is a summary of the status of stock Options outstanding at February 28, 2011:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Life	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.45	1,546,083	5.78	$4.57	1,546,036	$0.39
	1,546,083	5.78	$4.57	1,546,036	$0.39

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The following number of potential shares of common stock has been excluded from the computation of diluted net loss per share for the quarter ended February 28, 2011 and 2010, respectively as effect is anti-dilutive.

NOTE 12  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate office facilities in California from a third party under an operating lease on monthly basis. Rent expense under the operating lease for the six months ended February 28, 2011 and 2010 was $23,326 and $182,000, respectively. The Company has no future lease obligations.

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

NOTE 14   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $25,117,173as of February 28, 2011 and has incurred net loss of $1,794,184 for the six months ended February 28, 2011. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended February 28, 2011 towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

NOTE 15  SUBSEQUENT EVENTS

On March 7, 2011, the Company entered into a separation agreement (“Separation Agreement”) with Mr. Albert Aimers (“Aimers”), pursuant to which Aimers’ employment as Chief Executive Officer ended on March 7, 2011.  Aimers agreed to stay with the Company as interim Chief Financial Officer until the earlier of April 19, 2011, the date the Company files its 10-Q for the quarter ended February 28, 2011 or the date the Company terminates Aimers’ services.  For his services as interim Chief Financial Officer, the Company agreed to pay Aimers a sum of $18,750.  Pursuant to the Separation Agreement, the Company paid Aimers $100,000 upon execution and agreed to pay Aimers an additional $25,000 upon filing of the 10-Q for the quarter ended February 28, 2011 provided that the 10-Q is timely filed and signed by Aimers in his capacity as Chief Financial Officer.  Aimers tendered his resignation as Chief Financial Officer on April 15, 2011.  As a result, the Company believes that no further payments to Aimers are due pursuant to the Separation Agreement.

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

Resignation of Tom Hemingway

On March 3, 2011, Tom Hemingway voluntarily resigned as a director of the Company for personal reasons.  In submitting his resignation, Mr. Hemingway did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

Appointment of Lloyd Lapidus

On March 7, 2011, the Board appointed Mr. Lloyd Lapidus (“Lapidus”) to serve as a member of the Board to replace Mr. Hemingway.

Separation Agreement with Albert Aimers

On March 7, 2011, the Company entered into a separation agreement (“Separation Agreement”) with Mr. Albert Aimers (“Aimers”), pursuant to which Aimers’ employment as Chief Executive Officer ended on March 7, 2011.  Aimers agreed to stay with the Company as interim Chief Financial Officer until the earlier of April 19, 2011, the date the Company files its 10-Q for the quarter ended February 28, 2011 or the date the Company terminates Aimers’ services.  For his services as interim Chief Financial Officer, the Company agreed to pay Aimers a sum of $18,750.

Pursuant to the Separation Agreement, the Company paid Aimers $100,000 upon execution and agreed to pay Aimers an additional $25,000 upon filing of the 10-Q for the quarter ended February 28, 2011 provided that the 10-Q is timely filed and signed by Aimers in his capacity as Chief Financial Officer.

In connection with the Separation Agreement, Aimers agreed to return all shares of Class A Preferred Stock owned by Aimers or Junior Capital, Inc. (“Junior Capital”) to the Company for cancellation.  In addition, Aimers agreed to return 2,677,105 shares of Common Stock owned by Aimers and/or Junior Capital to the Company for cancellation.  The remaining 23,093,940 shares of Common Stock owned by Aimers and/or Junior Capital are subject to a one-year lock-up agreement and a share forfeiture agreement (“Forfeiture Agreement”).  Pursuant to the Forfeiture Agreement, Aimers and Junior Capital agreed to forfeit the remaining shares of common stock owned by them if the Company achieves an aggregate of $100,000 in gross revenues from operations within 12 months of the date of the Forfeiture Agreement.  The remaining shares are held in escrow pursuant to a share forfeiture escrow agreement.

Furthermore, pursuant to the Separation Agreement, Aimers agreed to assume certain outstanding liabilities to employees and/or directors of the Company.

Appointment of New Chief Executive Officer

On March 7, 2011, the Board appointed Lapidus as Chief Executive Officer.  On March 7, 2011, the Company entered into an employment agreement (the “Agreement”) with Lloyd Lapidus to serve as Chief Executive Officer.  The Agreement has an initial term of three years.  The Agreement automatically renews for successive one year terms after the initial term unless either party provides prior written cancellation.  The base salary under the Agreement is $160,000, $200,000 and $225,000 for each of the first three years, respectively. Lapidus was paid a bonus of $10,000 upon execution of the Agreement.  Further, Lapidus is entitled to receive bonuses of up to $150,000 in the first year of the Agreement, in the discretion of the Board, based on the performance of the Company, including increases in revenue, increases in shareholder equity, reduction in outstanding debt and capital raising, with any such bonuses paid out on a quarterly basis.  As well, Lapidus is entitled to receive options to purchase the Company’s Common Stock as follows:

(a)	Three million (3,000,000) shares, upon execution of this Agreement, at an exercise price of $0.02 per share, which options shall become fully vested on the Effective Date;

(b)
Two million (2,000,000) shares, upon the Company having assets greater than liabilities (excluding any derivative liabilities) as shown by the Company’s quarterly and annual reports filed with the Securities and Exchange Commission, at an exercise price of $0.15 per share, which options shall become fully vested upon issuance; and

(c)
Four million (4,000,000) shares, upon the Company achieving aggregate revenues in excess of $1,000,000 in any four consecutive quarters, as shown by the Company’s quarterly and annual reports filed with the Securities and Exchange Commission, which options shall become fully vested upon issuance.

Options shall be issued pursuant to a stock option/incentive plan adopted by the Company, which plan may be adopted after the execution of the Agreement.  The options shall contain language restricting Lapidus’ ability to exercise the options and receive shares of the Company’s common stock such that the number of shares of common stock held by Lapidus in the aggregate and his affiliates after such exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock, which restriction may be waived by Lapidus by providing written notice to the Company at least 61 days in advance.  In addition, Lapidus is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

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

Cashclicker.com and C2we.com

Cashclicker.com is an e-reward site that will reward registered users on everyday consumption of content, commerce and search. C2we.com is the social network site that is affiliated with Cashclicker.com. Management is currently evaluating the strategy and viability of this property and no further development of this site is planned at this time.  We may sell the property at this stage of development.

Sippinit.com

Sippinit.com is an online pop, entertainment and gossip property that will incorporate social networking with entertainment. We have launched this property under www.celebritymagazineonline.com. We are currently in beta and evolving the social media capabilities of this property.

ItsMyLocal.com

ItsMyLocal.com is a reward property incorporates local search and rewards with local peer to peer social networking and rewards. The strategic plan for the brand is to provide a social network and rewards to local search whereby users of local participating patrons can receive coupons from their local vendors. Plans call for these patrons to become members and rate the established while offering coupons or special offers to their friends within the network. Management is currently evaluating the strategy and viability of this property and no further development of this site is planned at this time.  We may sell the property at this stage of development.

Sportsgulp.net

Sportsgulp.net is a social networking website and gossip channel for sports enthusiasts. The website was launched in 2011. We are currently in beta and evolving the social media capabilities of this property.  Plans call for the property to pull conventional sports feeds while allowing users a more interactive social networking component whereby the sports community could be more interactive with each other by incorporating social networking tools.

Wallst.net and Mywallst.net

We have re-launched wallst.net as a news consumption property, and advertising platform. This aggregates financial news and information from the web. We are currently in beta with this property and plan on enhancing its personalization, and social media features.

Dahoodbuzz.com

We recently acquired dahoodbuzz.com, which is a news consumption property, and advertising platform. This aggregates hip hop and urban news from the web. The site is advertising based, and we are currently evolving the social media and capabilities of this property.

Financial Filings Corp.

Financial Filings Corp. was launched in March 2006 and provides news distribution and electronic document conversion services to public companies. for filing to the EDGAR website of the Securities and Exchange Commission.

Plan of Operations

As a result of the recent change in management, we are evaluating the strategic direction of the company and exploring additional possible acquisitions and long-term growth opportunities.

Results of Operations

Our consolidated results of operations for the three and six months ended February 28, 2011 and 2010 include our wholly-owned subsidiaries WallStreet, Financial Filings, Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three and six month periods ended February 28, 2011 were $16,843 and $41,048 compared to $42,584 and $241,504 for the same periods in 2010, respectively. Revenues decrease by $25,741 (60%) and $200,456 (83%) during the three and six months ended February 28, 2011, respectively, due to significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising.  To date, we have been unable to attract new clients for our new line of business as web development and brand builder.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three and six months ended February 28, 2011 were $296,760 and $1,346,438 compared to $520,494 and $962,638 for the same periods in 2010, respectively. SG&A expenses decreased by $223,734 (43%) and increase $383,800 (40%) during the three and six months ended February 28, 2011 as compared to the same periods in 2010, respectively. The increase for the six month period is a result of stock option expenses from the first fiscal quarter while the decrease in the three month period is a result of reduced salary and expenses.

Impairment of marketable securities for the three and six months ended February 28, 2011 were zero compared to $37,286 and $89,970 for the same period ended in 2010, respectively. We had significant reduction in impairment compared to last year due to lack of securities available for sale and a reduction in receipt of securities as payment.  Impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction, in our judgment, appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock. Implementation of this policy further helped us reduce our impairment expense during the three and six months ended February 28, 2011.

Depreciation expense for the three and six months ended February 28, 2011 were $2,159 and $7,191 compared to $7,989 and $16,109 for the same period in 2010, respectively. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Interest expense for the three and six months ended February 28, 2011 were $259,047 and $435,152 compared to $147,486 and $248,098 for the same period in 2010, respectively. The increase in interest expense for the three and six months ended February 28, 2011 resulted from having to amortize the beneficial conversion feature interest on convertible notes issued during the three and six months ended February 28, 2011.

Realized gain on sale of marketable securities for the three and six months ended February 28, 2011 were zero compared to realized gain of $202,433 for the same periods in 2010. We did not sell any securities on hand during the three and six months ended February 28, 2011.

We recorded an increase of $167,776 and decrease of $72,494 in change of derivative liability for the three and six months ended February 28, 2011 as compared to expense of $7,288 and $100,843 for the same periods in 2010, respectively. The increased derivative liability resulted from our issuance of convertible notes for the quarter ended February 28, 2011 and the decreased derivative liability for the six month period was a result of fluctuations in market volatility.

 We recorded increases of $48,241 and $30,844 in loss on debt redemption for the three and six months ended February 28, 2011 compared to zero for the same periods in 2010, respectively. The loss on debt redemption incurred when the company issued common shares in exchange for services or to pay off debts.

Net Loss

We reported net losses of $325,007 and $1,794,184 for the three and six months ended February 28, 2011 compared to net losses of $474,886 and $977,615 for the same periods in 2010, respectively.  We recorded an increase in net loss for the six months ended February 28, 2011 compared to the same period in 2010 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $5,284 at February 28, 2011 compared to $44,700 at August 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,794,184 for the six months ended February 28, 2011 compared to a loss of $977,615 for the same period in 2010. Our current liabilities exceeded our current assets by $3,359,385 at February 28, 2011 and net cash used in operating activities for the six months ended February 28, 2011 was $282,918. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

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

Asher Financing II

On June 29, 2010, the Company closed on a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $40,000 (the “Asher II Debenture”).

The Asher II Debenture matures on April 1, 2011 (the “Asher II Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher II Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher II Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher II Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Lotus Financing

On July 14, 2010, the Company entered into a Securities Purchase Agreement with Lotus Funding Group, LLC, an accredited investor (“Lotus ”), providing for the sale by the Company to Lotus of a 10% convertible debenture in the principal amount of $55,000 (the “Lotus Debenture”).

The Lotus Debenture matures on the first anniversary of the date of issuance (the “Lotus Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Lotus Maturity Date.

Lotus may convert, at any time, the outstanding principal and accrued interest on the Lotus Debenture into shares of the Company’s Common Stock at a conversion price per share equal to the lesser of (i) forty percent (40%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.408.

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.

Asher Financing III

On August 18, 2010, the Company closed on a Securities Purchase Agreement with Asher, providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $40,000 (the “Asher III Debenture”).

The Asher III Debenture matures on May 18, 2011 (the “Asher III Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher III Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher III Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher III Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Asher Financing IV

On November 1, 2010, the Company closed on a Securities Purchase Agreement with Asher, providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $30,000 (the “Asher IV Debenture”).

The Asher IV Debenture matures on August 3, 2011 (the “Asher IV Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher IV Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher IV Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher IV Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Assurance Financing

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

IIG Financing II

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

Greystone Financing

On February 17, 2011, the Company entered into a Securities Purchase Agreement with Greystone providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $30,500 (the “Second Greystone Debenture”).

The Second Greystone Debenture matures on the first anniversary of the date of issuance (the “Second Greystone Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Second Greystone Maturity Date.

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875.

IIG Financing III

On March 7, 2011, the Company entered into a Securities Purchase Agreement with IIG providing for the sale by the Company to IIG of a 10% convertible debenture in the principal amount of $130,000 (the “Third IIG Debenture”).

The Third IIG Debenture matures on the first anniversary of the date of issuance (the “Third IIG Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Third IIG Maturity Date.

IIG may convert, at any time, the outstanding principal and accrued interest on the Third IIG Debenture into shares of the Company’s Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00525.

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Operating Activities

Net cash used in operating activities for the six months ended February 28, 2011 was $357,916 which resulted primarily from a net loss of $1,794,184, which was offset by issuance of options for services of $717,880, an increase in accrued expenses and other liabilities of $511,505 and changes in derivative liability of convertible notes of $72,494.

Financing Activities

Net cash provided by financing activities was $318,500 for six month ended February 28, 2011, of which $95,500 was from the sale of common stock and $223,000 from the sale of convertible notes.

As a result of the above activities, we experienced a net decrease in cash of $39,416 for the six months ended February 28, 2011 compared to increase of $131,089 for the same period 2010. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of February 28, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PR Newswire Association, Inc. vs. Financial Filings Corporation, Digital Wall Street, Inc. and WallStreet Direct, Inc., Superior Court of New Jersey, Hudson County, Civil Division #5, Docket No. L-878-09.   On February 12, 2009, PR Newswire filed litigation against us and our subsidiaries to pay $74,194.60 for services provided by PR Newswire. A judgment was entered against us in the amount of $74,194.60 and said amount remains unpaid.

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035.  On February 4, 2009, Adon Networks filed a action to collect $41,966 in amounts due for services provided to Wall Street Direct.  A judgment was entered against us in the amount of $41,966 and said amount remains unpaid.

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

Dow Jones & Company, Inc. DBA Dow Jones Marketwatch as successor in interest to Marketwatch, Inc. vs. Financial Media Group, Inc. Et. Al., Superior Court of California, County of Orange, Case No. 30-2208 00112726.  On September 30, 2008, Dow Jones filed a complaint for a breach of contract against us for failing to pay $42,000 in licensing fees for using Marketwatch’s financial information and analytical tools relating to securities pursuant to the terms as required by the License and Service Agreement. On March 4, 2009, a judgment for $48,162.40 was awarded in favor of Dow Jones, and said amount remains unpaid. We plan to contest the judgment if a settlement is not reached as services were supplied to a subsidiary. On November 15, 2010, the Company agreed to settle judgment and paying $2,000 per month until the amount is paid in full. The Company is not current in these payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 10, 2010, we issued 165,000 shares of our common stock at fair market value of $6,000 as payment owed to consultant.

On February 22, 2011, we issued 3,000,000 shares of our common stock at fair market value of $42,000 as payment owed to consultant.

During the three months ended February 28, 2011, we issued 2,898,854 shares of our common stock upon conversion of $40,000 of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

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

CLICKER INC.

Date: April 19, 2011	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus Chief Executive Officer