Form 10-Q
period 2011-05-31
CLICKER INC.
filed 2011-07-20
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-32923

CLICKER INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-4835457
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

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
 Yes ☐ No ☒

As of July 19, 2011, there were 105,375,277 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended May 31, 2011

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND AUGUST 31, 2010
(UNAUDITED)

ASSETS
	As of	As of
	MAY 31, 2011	AUGUST 31, 2010
CURRENT ASSETS:
Cash & cash equivalents	$4,459	$44,700
Accounts receivable, net	14,081	3,579
Marketable securities	-	135,400
Other Loan & Current Assets	4,152	95,822
Total current assets	22,692	279,501

PROPERTY & EQUIPMENT, net	-	7,298
Total assets	$22,692	$286,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,311,489	$1,301,510
Accrued expenses	831,410	773,410
Derivative liability	1,886,900	364,327
Due to related parties	262,956	401,921
Notes payable	50,641	170,000
Convertible note payble, net	481,861	308,285
Total current liabilities	4,825,257	3,319,453

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
86,596,706 and 59,697,688 shares issued and outstanding at
May 31, 2011 and August 31, 2010, respectively	86,597	59,698
Paid in capital	21,838,178	20,200,737
Prepaid consulting	-	(7,292)
Shares to be Issued	15,400	-
Unrealized gain (loss) on marketable securities	-	37,194
Accumulated deficit	(26,742,740)	(23,322,990)
Total stockholders' deficit	(4,802,565)	(3,032,653)

Total liabilities and stockholders' deficit	$22,692	$286,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	For The Three Month Periods Ended May 31,		For The Nine Month Periods Ended May 31,
	2011	2010	2011	2010

Net revenues	$230	$433,828	$41,278	$675,332

Operating expenses
Selling, general & administrative	287,232	555,015	1,633,670	1,517,653
Depreciation	106	7,563	7,297	23,672
Impairment expense - marketable securities	98,315	-	98,315	89,970
Total operating expenses	385,653	562,578	1,739,282	1,631,295

Loss from operations	(385,423)	(128,750)	(1,698,006)	(955,963)

Non-Operating Income (Expense):
Interest expense	(823,030)	(302,603)	(1,258,182)	(549,795)
Interest income	-	20,800	-	20,800
Gain/(Loss) on sale of marketable securities	-	115,156	-	317,589
Change in derivative liability	(765,915)	317,733	(838,409)	216,890
Gain on debt redemption	(9,254)	-	21,590	-
Other income	358,055	-	358,055	-
Total non-operating income (expense)	(1,240,144)	151,086	(1,716,946)	5,484

Loss before income taxes	(1,625,567)	22,336	(3,414,950)	(950,479)

Provision for income tax	-	-	4,800	4,800

Net loss	(1,625,567)	22,336	(3,419,750)	(955,279)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(142,873)	49,719	(37,194)	(7,278)
Reclassification adjustment		(192,803)		(2,475)
Comprehensive loss	$(1,768,440)	$(120,748)	$(3,456,944)	$(965,032)

Basic and diluted net loss per share	$(0.02)	$0.00	$(0.05)	$(0.14)

Basic and diluted weighted average shares of common stock outstanding	77,303,331	19,239,921	66,836,149	6,728,578

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
(Formerly, Financial Media Group)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,419,750)	$(955,279)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	-	28,727
Depreciation and amortization	7,297	23,672
Revenues in form of marketable securities	-	(297,000)
Write off of liabilities	-	(20,800)
Impairment of marketable securities	98,315	89,970
Gain on sale of marketable securities	-	(317,589)
Change in derivative liability	838,409	(216,890)
Gain on debt redemption	(21,590)	-
Issuance of options and warrants for services	762,880	84,294
Shares issued for services	76,643	90,508
Amortization of debt discount	1,163,413	503,002
Other income	358,055	-
(Increase) decrease in current assets:
Receivables	(10,502)	(64,951)
Loan and other current assets	52,036	(2,336)
Increase (decrease) in current liabilities:
Accounts payable	24,798	192,613
Accrued expenses and other liabilities	277,090	99,583
Net cash used in operating activities	(509,016)	(762,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	-	320,064
Net cash provided by investing activities	-	320,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	-	92,409
Cash proceeds from convertible note	373,275	340,000
Cash received from sale of common stock	95,500	-
Net cash provided by financing activities	468,775	432,409

NET DECREASE IN CASH & CASH EQUIVALENTS	(40,241)	(10,002)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,700	32,380

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,459	$22,378

Supplemental disclosure for cash flow information:

Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash flow investing and financing activity:

Face value of notes converted to common stock	$265,594	$646,556
Fair value of common stock issued upon conversion of notes	$642,909	$-
Derivative liability of convertible notes at date of issue	$1,116,379	$-
Derivative liability charged off upon conversion of notes	$432,214	$-
Unamortized discount charged off upon conversion of notes	$39,136	$-
Issuance of shares for accrued salaries	$18,351	$800,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation of global internet users.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of May 31, 2011 and the results of operations and cash flows for the three and nine month periods ended May 31, 2011 and 2010. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the nine month period ended May 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending August 31, 2011.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended August 31, 2010, included in the Company’s annual report on Form10-K filed with the SEC on January 13, 2011.

The condensed consolidated financial statements as of August 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $572,099 and $572,099 as of May 31, 2011 and August 31, 2010, respectively.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fisc al years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE 3  MARKETABLE SECURITIES

Occasionally, the Company receives securities of unrelated client companies as payment in full for services rendered. The number of shares the Company receives for services is based on upon contracted amounts, and the number of shares is determined based on the bid price at the time of signing the agreement. The securities received from clients are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

During the three and nine months ended May 31, 2011 and the nine months ended May 31, 2010, the Company recorded impairment of $98,315 and $89,970, respectively, on marketable securities, respectively. The impairment recorded was based upon consideration of current circumstances, including recoverability of recorded cost.

The Company did not sell any marketable securities during three and nine month periods ended May 31, 2011 as compared to realized gains of $115,156 and $317,589 for the three and nine month periods ended May 31, 2010, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2011	August, 31, 2010
Office and computer equipment	$191,653	$191,653

Less accumulated depreciation:	(191,653)	(184,355)
	$-	$7,298

Depreciation expense for the three month periods ended May 31, 2011 and 2010 was $106 and $7,563, respectively. Depreciation expense for the nine month periods ended May 31, 2011 and 2010 was $7,297 and $23,672 respectively. Property and equipment are carried at cost less accumulated depreciation.

NOTE 5    LOAN AND OTHER ASSETS

As of May 31, 2011 and August 31, 2010, other assets consisted of the following:

	May 31, 2011	August 31, 2010
Loan Receivable	$-	$ 91,670
Rent deposit	4,152	4,152
Total	4,152	95,822

Loan to others are due on demand, interest free, and unsecured.

NOTE 6   ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31, 2011	August 31, 2010
Accrued consulting fees	$49,331	$126,700
Accrued interest	98,073	18,232
Accrued salaries and payroll taxes	481,952	447,508
Professional fees and others	202,054	180,970
	$831,410	$773,410

NOTE 7   DUE TO RELATED PARTIES

Due to officers and an entity owned by an officer, consist of the following:

	May 31, 2011	August 31, 2010
Accrued officer’s compensation	$14,583	$153,548
Accrued interest on a loan paid off	248,373	248,373
	$262,956	$401,921

The due balances were interest free, due on demand, and unsecured as of May 31, 2011 and August 31, 2010, respectively.

NOTE 8   NOTES PAYABLE

On March 5, 2010, the Company executed an unsecured promissory note of $170,000 to a third party. The note was interest free and due on September 5, 2010. During the nine months ended May 31, 2011, the Company paid $39,634 in cash to the note holder and further issued 250,000 shares of common stock with a fair valued of $107,500. In connection with this partial settlement, the Company recorded a loss on partial debt settlement of $7,500. The remaining balance of $30,366 is interest free and due on demand.

During the nine months ended May 31, 2011 the Company entered into two promissory notes in the aggregate amount of $20,275. The notes bear no interest and are repayable upon the consummation of the Company’s next round of financing.

NOTE 9   CONVERTIBLE NOTES

From 2009 through May 31, 2011 (the “Dates of Issuance”), the Company issued multiple secured convertible notes to related and unrelated parties (the “Holders”), in the total amount of $1,785,034 (the “Secured Convertible Notes” or the “Notes”). The Secured Convertible Notes have various maturity dates ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

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

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of May 31, 2011 and for the three month period ended May 31, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of May 31, 2011 and May 31, 2010, the fair value of the conversion features subject to derivative accounting was $1,886,900, and $364,327, respectively. The value of the conversion features as of May 31, 2011 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of 0.35% - 0.147%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 238% - 391%; and (4) an expected life of the conversion features of 1.5 months – 9 months.

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

For the nine-months ended May 31, 2011 the Company issued 23,367,728 shares of common stock (post reverse split) at conversion prices from $0.0024 to $0.47 per share for aggregate redemption of $577,449 note payable and convertible notes payable.

For the nine-months ended May 31, 2011,  the Company also issued 3,320,000 shares of common stock to consultants valued at $69,351 in exchange for their services.

During the nine-months ended May 31, 2011, the Company received a total of $95,500 from consultants upon exercise of existing stock options. The Company issued 211,290 shares against $80,100 received and recorded the remaining of $15,400 as shares to be issued in the accompany financial statements.

Outstanding Warrants:

The company had no warrants outstanding at May 31, 2011 or 2010.

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved 10,000 shares of common stock for grant to employees, non-employee directors, consultants and advisors. The 2007 Non-Qualified Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors. As of May 31, 2011, there are no stock options granted under the 2007 Non-Qualified Plan.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 6,667 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of May 31, 2011, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan, which was approved by the shareholders on April 11, 2007. The Company has reserved 23,333 shares of common stock for grant under this plan, The 2007 Equity Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors.  As of May 31, 2011, no options have been granted under the 2007 Equity Incentive Plan.

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

Options Outstanding

 The number and weighted average exercise prices of stock Options granted by the Company at May 31, 2011 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2010	16,083	$0.08	$6,684
Granted	4,530,000	0.15	-
Exercised	(256,584)	0.37	-
Expired/forfeited	-	-	-
Outstanding – May 31, 2011	4,289,499	$0.13	-

Following is a summary of the status of stock Options outstanding at May 31, 2011:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.015 - $0.45	4,289,499	4.64	4,289,499	$0.13

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 389,582,131 common share equivalents at May 31, 2011 and 5,809,335 common share equivalents at May 31, 2010. These potential shares of common stock have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

NOTE 12  OTHER INCOME

During quarter-ended May 31, 2011, the Company entered into several settlement agreements with prior officers and directors, whereby the Company was released from $358,055 of prior employment-related obligations. In connection with this release, the Company recorded $358,055 as Other Income.

NOTE 13  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the nine months ended May 31, 2011 and 2010 was $25,861 and $193,664, respectively. The Company has no future lease obligations.

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

Separation Agreement

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

NOTE 14   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company had an accumulated deficit of $26,742,740 as of May 31, 2011 and has incurred a net loss of $3,419,750 for the nine months ended May 31, 2011. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended May 31, 2011 towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

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

Overview and Recent Transactions

We are web publishers and internet brand builders focused on developing stand alone brands and properties.

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

Stage Four:	Full operation stage and the property should now have gone though a couple stages of beta with the model being established, and ready to leave the “beta” stage, to go on to be scaled accordingly..

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

In connection with the Separation Agreement, Aimers agreed to return all shares of Class A Preferred Stock owned by Aimers or Junior Capital, Inc. (“Junior Capital”) to the Company for cancellation.  In addition, Aimers agreed to return 2,677,105 shares of Common Stock owned by Aimers and/or Junior Capital to the Company for cancellation.  The remaining 23,093,940 shares of Common Stock owned by Aimers and/or Junior Capital are subject to a one-year lock-up agreement and a share forfeiture agreement (“Forfeiture Agreement”).  Pursuant to the Forfeiture Agreement, Aimers and Junior Capital agreed to forfeit the remaining shares of common stock owned by them if the Company achieves an aggregate of $100,000 in gross revenues from operations within 12 months of the date of the Forfeiture Agreement.  The remaining shares are held in escrow pursuant to a share forfeiture escrow agreement. Subsequently, the Company consented to the sale of the Common Stock owned by Aimers and/or Junior Capital to a third party and the Forfeiture Agreement was terminated as result.

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

Financial Filings Corp.

Financial Filings Corp. was launched in March 2006 and provided news distribution and electronic document conversion services to public companies for filing to the EDGAR website of the Securities and Exchange Commission. Financial Filings has no current operations.

Telecom and related services reselling

We have entered into a reselling arrangement to resell a wide variety of telecom and data services, including but not limited to data backup, wireless access reselling, conference call hosting, FoIP (Fax over IP), and broadband access reselling. We are currently evaluating and prioritizing our entry into these different categories, as well as undertaking some of our initial website build outs for beta testing.

Plan of Operations

As a result of the recent change in management, we are evaluating the strategic direction of the company and exploring additional possible acquisitions and long-term growth opportunities.

Results of Operations

Our consolidated results of operations for the three and nine months ended May 31, 2011 and 2010 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three and nine month periods ended May 31, 2011 were $230 and $41,278 compared to $433,828 and $675,332 for the same periods in 2010, respectively. Revenues decreased by $433,598 (100%) and $634,054 (94%) during the three and nine months ended May 31, 2011, respectively, due to a significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising.  To date, we have been unable to attract new clients for our new line of business as web development and brand builder.

Operating Expenses

Selling, general, and administrative expenses (S,G&A) for the three and nine months ended May 31, 2011 were $287,232 and $1,355,233 compared to $555,015 and $1,517,653 for the same periods in 2010, respectively. S,G&A expenses decreased by $267,783 (48%) and increased by $116,017 (7.6%) during the three and nine months ended May 31, 2011 as compared to the same periods in 2010, respectively. The increase for the nine month period resulted primarily from increases in stock based compensation of approximately $664,000 and professional fees of approximately $105,000, partially offset by decreases in consulting fees of approximately $300,000, rent expense of approximately $168,000, marketing expense of approximately $40,000, payroll tax expense of approximately $21,000, penalties of approximately $31,000, travel and entertainment of approximately $27,000 and bad debt expense of approximately $28,000.

The decrease in the three month period resulted primarily from decreases in consulting fees of approximately $250,000, rent expense of approximately $10,000, marketing expenses of approximately $27,000, payroll tax expense of approximately $26,000, and travel and entertainment of approximately $18,000 partially offset by increases stock based compensation of approximately $40,000 and professional fees of approximately $60,000.

Impairment of marketable securities for the three and nine months ended May 31, 2011 were $98,315 for each period, compared to $0 and $89,970 for the same periods in 2010, respectively. During the three months ended May 31, 2011 we fully impaired our marketable securities. The decision to impair the securities was made by our new management based upon a consideration of the current circumstances surrounding the securities.

During 2010 impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction, in our judgment, appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we have revised our contractual terms on agreements with our clients which provides that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock.

Depreciation expense for the three and nine months ended May 31, 2011 were $106 and $7,297 compared to $7,563 and $23,672 for the same periods in 2010, respectively. The decreases resulted from the assets becoming fully depreciated during 2011. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Interest expense for the three and nine months ended May 31, 2011 was $823,030 and $1,258,182 compared to $302,603 and $549,795 for the same periods in 2010, respectively. The increase in interest expense for the three and nine months ended May 31, 2011 resulted primarily from the discounts attributable to the conversion features of convertible notes issued during the three and nine months ended May 31, 2011.

Realized gain on sale of marketable securities for the three and nine months ended May 31, 2011 were zero compared to realized gains of $115,156 and $317,589 for the same periods in 2010, respectively. We did not sell any securities on hand during the three and nine months ended May 31, 2011.

We recorded expense of $765,915 and $838,409 related to the change in value of derivative liabilities for the three and nine months ended May 31, 2011 as compared to income of $317,733 and $216,890 for the same periods in 2010, respectively. The increased derivative liability expense resulted from our issuance of convertible notes during the three and nine months ended May 31, 2011 and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded a loss on debt redemption of $9,254 in the three months ended May 31, 2011 and a gain of $21,590 for the nine months ended May 31, 2011 compared to zero for the same periods in 2010, respectively. The loss or gain on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt.

Net Loss

We reported net losses of $1,625,567 and $3,419,756 for the three and nine months ended May 31, 2011 compared to net income of $22,336 and net loss of $955,279 for the same periods in 2010, respectively.  We recorded an increase in net losses for the three and nine months ended May 31, 2011 compared to the same period in 2010 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $4,459 at May 31, 2011 compared to $44,700 at August 31, 2010. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $3,419,750 for the nine months ended May 31, 2011 compared to a loss of $955,279 for the same period in 2010. Our current liabilities exceeded our current assets by $4,802,565 at May 31, 2011 and net cash used in operating activities for the nine months ended May 31, 2011 was $509,016. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than a month and we estimate that we will need an infusion of capital of approximately $1,500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of July 13, 2011, $69,368.30 of principal face value of the Greystone Debenture remains outstanding.

Greystone Private Placement

On July 2, 2010, we entered into two Securities Purchase Agreements with Greystone providing for the sale to Greystone of (i) a convertible debenture in the principal amount of $50,000 (the “First Debenture”) and (ii) a convertible debenture in the principal amount of $20,000 (the “Second Debenture”, and together with the First Debenture, the “Greystone Debentures”).

The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bear interest at the annual rate of 10%.  We are not required to make any payments on the Debentures until the Maturity Date.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of July 13, 2011, the entire principal face value of the Greystone Debentures remain outstanding.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of July 13, 2011, $24,600 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of July 13, 2011, the entire principal face value of the IIG Debenture I remains outstanding.

Asher Financing

On November 1, 2010, the Company closed on a Securities Purchase Agreement with Asher, providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $30,000 (the “Asher I Debenture”).

The Asher I Debenture matures on August 3, 2011 (the “Asher I Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher I Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher I Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher I Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.  As of July 13, 2011, $6,000 of principal face value of the Asher I Debenture remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  As of July 13, 2011, $45,145.62 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of July 13, 2011, the entire principal face value of the Second IIG Debenture remains outstanding.

Asher Financing II

On January 28, 2011, the Company entered into a Securities Purchase Agreement with Asher, providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $32,500 (the “Asher II Debenture”). The Asher II Debenture was amended on February 9, 2011 to allow us to prepay the Asher II Debenture within the first 180 days after issuance.

The Asher II Debenture matures on November 2, 2011 (the “Asher II Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher II Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher II Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher II Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.  As of July 13, 2011, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of July 13, 2011, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of July 13, 2011, the entire principal face value of the Third IIG Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2011 was $509,016 which resulted primarily from a net loss of $3,419,750, which was offset by issuance of stock and options for services of $839,523, impairment of marketable securities of $98,315, an increase in accounts payable, accrued expenses and other liabilities of $301,888, amortization of debt discount of $1,163,413 and changes in derivative liability of convertible notes of $838,409.

Financing Activities

Net cash provided by financing activities was $468,775 for the nine months ended May 31, 2011, of which $95,500 was from the exercise of stock options and $373,275 from the sale of notes and convertible notes.

As a result of the above activities, we experienced a net decrease in cash of $40,241 for the nine months ended May 31, 2011 compared to a decrease of $10,002 for the same period 2010. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of May 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358. On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services. On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2011, we issued 2,173,913 shares of our common stock upon conversion of $15,000 of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On March 29, 2011, we issued 3,086,025 shares of our common stock upon conversion of $24,194.43 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On April 4, 2011, we issued 3,500,000 shares of our common stock upon conversion of $22,400 of an outstanding convertible debenture held by Lotus Funding Group, LLC. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On April 6, 2011, we issued 1,923,077 shares of our common stock upon conversion of $15,000 of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On April 11, 2011, we issued 1,487,179 shares of our common stock upon conversion of $11,600 of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On May 10, 2011, we issued 3,030,303 shares of our common stock upon conversion of $10,000 of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. RESERVED

Item 5. Other Information

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

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

CLICKER INC.

Date: July 20, 2011	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus Chief Executive Officer