Form 10-K
period 2011-08-31
CLICKER INC.
filed 2011-12-13
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

Commission File Number 000-32923

CLICKER INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0198542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 Kane Concourse, Suite 304 Bay Harbor Islands, Florida	33154 (786) 309-5190
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yeso No☒

The aggregate market value of the voting common equity held by non-affiliates as of February 28, 2011, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $392,672. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of December 5, 2011, there were 132,964,139 shares of registrant’s common stock outstanding.

PART I

Item 1. Description of Business

This Annual Report on Form 10-K is of Clicker Inc. (“Clicker”), which is  also referred to as “we”, us” or the "Company".

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

RECENT HISTORY

As a result of a downturn in the economy and the outlook for financial services, we decided in 2009 to switch our corporate focus towards building websites to build up new brand identities.  In connection with this shift, we changed our name to CLICKER Inc. on May 12, 2009.

Plan of Operations

As a result of the change in management in March 2011, we are evaluating the strategic direction of the company and exploring additional possible acquisitions and long-term growth opportunities.  Due to this change in the direction of the company, we have experienced a decrease in revenue and recorded assets. We are considering the best ways to maximize the value of our intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out and take our potentially productive intellectual assets to market. Management is also contemplating further business development efforts that would result in new website properties that would be incremental to what we already have in our existing portfolio. Since the management change we have expended a good deal of effort in managing our corporate liabilities and interacting with our note holders, many of which notes have gone into default. We are also continuing our efforts to raise additional capital for ongoing operations and business development. To that end, we raised $300,000 in September 2011 through the sale of a convertible debenture and we are currently determining the optimal ways to deploy that capital to maximize its value to the business.

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

Pursuant to the Separation Agreement, the Company paid Aimers $100,000 upon execution.

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

Furthermore, pursuant to the Separation Agreement, the Company was released from certain outstanding liabilities to employees and/or directors of the Company.

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

Employees

As of December 1, 2011, we employed one part-time employee, our Chief Executive Officer.

Item 1A. Risk Factors

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $4,079,483 and $7,501,738 for the years ended August 31, 2011 and 2010, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These losses are largely associated with the operation of our financial related properties.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated December 12, 2011, our independent auditors stated that our financial statements for the year ended August 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 31, 2011, we had 114,375,277 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 1,940,000,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures will increase if the market price of our stock declines. Almost all of the shares issuable upon conversion of the outstanding convertible debentures may be sold without restriction pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. We currently have insufficient common shares available to enable the conversion of our convertible debt or the exercise of our outstanding stock options.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The convertible debentures are convertible into shares of our common stock at a discount ranging between 50% and 65% from the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their convertible debentures if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

WE ARE CURRENTLY IN DEFAULT UNDER A SIGNIFICANT AMOUNT OF OUR OUTSTANDING CONVERTIBLE DEBENTURES.

A number of our convertible debentures remain outstanding subsequent to their maturity dates. The aggregate principal face amount of convertible debentures in default is approximately $482,000 as of August 31, 2011. We are currently working with the debt holders on making arrangements to honor our obligations under the debentures, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the debentures.

Risks Relating to Our Common Stock:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Offices

Our corporate offices consist of approximately 250 sq. feet of office space in Bay Harbor Islands, Florida. We have a month to month lease basis at a monthly rental of approximately $550.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Intellectual Property, Proprietary Rights and Domain Names

We own the domain names “www.forwant.com”, “www.cashclicker.com”, “www.itsmylocal.com”, “www.sippinit.com”, www.sportsgulp.net”, “www.wallst.net” and “www.financialfilings.com”. We believe our ownership of these domain names gives us adequate protection over them and we intend to keep them in our possession.

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

Period	High	Low
Fiscal Year Ended August 31, 2011:
First Quarter	$0.581	$0.14
Second Quarter	0.17	0.006
Third Quarter	0.035	0.005
Fourth Quarter	0.007	0.001
Fiscal Year Ended August 31, 2010:
First Quarter	$2.55	$1.80
Second Quarter	0.36	0.24
Third Quarter	0.15	0.15
Fourth Quarter	0.36	0.52

Holders

On December 5, 2011 the closing price for our common stock on the Over-the-Counter Bulletin Board was $0.0007 per share. On December 5, 2011, there were 788 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 2, 2011, we issued 3,750,000 shares of our common stock upon conversion of $9,000 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On June 14, 2011, we issued 4,444,444 shares of our common stock upon conversion of $8,000 of an outstanding convertible debenture held by Lotus Fund Group, LLC. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On June 21, 2011, we issued 4,786,000 shares of our common stock upon conversion of $9,854 of an outstanding convertible debenture held by Assurance Funding Solutions LLC. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On July 1, 2011, we issued 5,000,000 shares of our common stock upon conversion of $5,000 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On August 9, 2011, we issued 5,000,000 shares of our common stock upon conversion of $3,500 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

On August 29, 2011, we issued 4,000,000 shares of our common stock upon conversion of $2,400 of an outstanding convertible debenture held by Asher Enterprises, Inc. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act.

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

Plan of Operations

As a result of the change in management in March 2011, we are evaluating the strategic direction of the company and exploring additional possible acquisitions and long-term growth opportunities.  Due to this change in the direction of the company, we have experienced a decrease in revenue and recorded assets. We are considering the best ways to maximize the value of our intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out and take our potentially productive intellectual assets to market. Management is also contemplating further business development efforts that would result in new website properties that would be incremental to what we already have in our existing portfolio. Since the management change we have expended a good deal of effort in managing our corporate liabilities and interacting with our note holders, many of which notes have gone into default. We are also continuing our efforts to raise additional capital for ongoing operations and business development. To that end, we raised $300,000 in September 2011 through the sale of a convertible debenture and we are currently determining the optimal ways to deploy that capital to maximize its value to the business.

Results of Operations

Our consolidated results of operations for the years ended August 31, 2011 and 2010 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the year ended August 31, 2011 were $41,570 compared to $766,446 for the year ended August 31, 2010. Revenues decreased by $724,876 (95%) during the year ended August 31, 2011 due to a significant decrease in advertisements on our website resulting from the current economic conditions and recent downturn in financial markets, which caused our clients to spend significantly less money on internet advertising.  To date, we have been unable to attract new clients for our new line of business as web development and brand builder.

Operating Expenses, Other Expense and Other Income

Selling, general, and administrative expenses (S,G &A) for the year ended August 31, 2011 were $1,738,806 compared to $2,683,727 for the year ended August 31, 2010, a decrease of $944,921 (35%). The decrease for 2011 period resulted primarily from decreases in consulting fees of approximately $871,000, rent expense of approximately $182,000, officers compensation of approximately $153,000, marketing expense of approximately $66,000, payroll tax expense of approximately $25,000, travel and entertainment of approximately $80,000 and bad debt expense of approximately $358,000, all partially offset by increases in stock based compensation of approximately $655,000 and professional fees of approximately $105,000. The decreases reflect the recent change in management and the reassessment of the strategic direction of the company.

Impairment of marketable securities for the year ended August 31, 2011 was $98,442, compared to $139,970 for the year ended August 31, 2010. During the year ended August 31, 2011 we fully impaired our marketable securities based on the inability to dispose of these types of securities. As of August 31, 2011, we have not been able to locate the related certificates. Based upon consideration of these circumstances, management believes that the probability of recoverability of any related asset may be remote.

During 2010 impairment expense was recorded because the market value of the securities we received as compensation for services declined in excess of 50% of their market value. This reduction, in our judgment, appeared to be other than temporary reduction in the fair value of the marketable securities. Therefore, we took a conservative approach of recording the impairment expense. Furthermore, to safeguard us with impairments of marketable securities, we revised our contractual terms on agreements with our clients which provided that, in the event during the term of the agreement, the share bid price of client securities decline by more than 10% of the share bid price on the date of execution of the agreement, the client agrees to issue additional shares of their common stock to us in order to make up the deficiency caused by the reduction in the value of their stock.

Depreciation expense for the year ended August 31, 2011 was $7,297 compared to $29,830 for the year ended August 31, 2010. The decrease resulted from the assets becoming fully depreciated during 2011. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Interest income for the year ended August 31, 2011 was zero compared to $20,800 for the year ended August 31, 2010. The decrease results from the lack of funds to invest during the 2011 year.

Interest expense for the year ended August 31, 2011 was $1,364,741 compared to $835,695 for the year ended August 31, 2010. The increase in interest expense for the year ended August 31, 2011 resulted primarily from the discounts attributable to the conversion features of convertible notes issued during the year ended August 31, 2011.

Realized gain on sale of marketable securities for the year ended August 31, 2011 were zero compared to realized gains of $317,589 for the year ended August 31, 2010. We did not sell any securities on hand during the year ended August 31, 2011.

We recorded expense of $1,197,519 related to the change in value of derivative liabilities for the year ended August 31, 2011 as compared to income of $820,344 for the year ended August 31, 2010. The increased derivative liability expense resulted from our issuance of convertible notes during the year ended August 31, 2011 and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded a loss on debt redemption of $212,791 for the year ended August 31, 2011 compared to a $5,732,895 loss for the year ended August 31, 2010. The loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stocks in determining the loss.

During the year ended August 31, 2011, we entered into several settlement agreements with prior officers and directors, whereby we were released from $503,257 of prior employment-related obligations. In connection with this release, we recorded $503,257 as other income. There was no other income for the year ended August 31, 2010.

Net Loss

We reported a net loss of $4,079,483 for the year ended August 31, 2011 compared to a net loss of $7,501,738 for the year ended August 31, 2010.  We recorded a decrease in net loss for the year ended August 31, 2011 of $3,422,255 compared to 2010 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $303 at August 31, 2011 compared to $44,700 at August 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a net loss of $4,079,483 for the year ended August 31, 2011 compared to a loss of $7,501,738 for the year ended August 31, 2010. Our current liabilities exceeded our current assets by $5,206,529 at August 31, 2011 and net cash used in operating activities for the year ended August 31, 2011 was $518,172. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of December 5, 2011, $69,369 of principal face value of the Greystone Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of December 5, 2011, the entire principal face value of the Greystone Debentures remains outstanding.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 5, 2011, $24,600 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of December 5, 2011, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  As of December 5, 2011, $45,146 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of December 5, 2011, the entire principal face value of the Second IIG Debenture remains outstanding.

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

Asher agreed to restrict its ability to convert the Asher II Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.  As of December 5, 2011, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of December 5, 2011, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 5, 2011, the entire principal face value of the Third IIG Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the year ended August 31, 2011 was $518,172 which resulted primarily from a net loss of $4,079,483, which was offset by non-cash items for issuance of stock and options for services of $770,172, impairment of marketable securities of $98,442, amortization of debt discount of $1,204,178, change in fair value of derivative liability of convertible notes of $1,197,519 and loss on conversion of debt of $212,791, such non-cash expenses partially offset by non-cash other income of $503,257. We also had an increase in accounts payable, accrued expenses and other liabilities of $514,632.

Net cash used in operating activities for the year ended August 31, 2010 was $1,196,351 which resulted primarily from a net loss of $7,501,738, which was offset by non-cash items for issuance of stock and options for services of $457,239, impairment of marketable securities of $139,970, amortization of debt discount of $578,221, and loss on conversion of debt of $5,732,894, such non-cash expenses partially offset by non-cash income of $820,344 for change in fair value of derivative liability of convertible notes. We also had an increase in accounts payable, accrued expenses and other liabilities of $644,041.

Investing Activities

Net cash provided by investing activities for the year ended August 31, 2010 was $320,412, consisting of proceeds from the liquidation of the marketable securities which we obtained from our clients in exchange for our services. There was no cash provided by investing activities in 2011.

Financing Activities

Net cash provided by financing activities was $473,775 for the year ended August 31, 2011, of which $95,500 was from the exercise of stock options and $378,275 from the sale of notes and convertible notes.

Net cash provided by financing activities for the year ended August 31, 2010 was $888,259, representing cash received from the sale of convertible debentures and shares of common stock and advances from an officer.

As a result of the above activities, we experienced a net decrease in cash of $44,397 during the year ended August 31, 2011 compared to an increase of $12,320 during the year ended August 31, 2010. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2011.

This annual report does not include an attestation report by Kabani & Company, Inc., our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers and their ages, titles, and biographies as of August 31, 2011 are set forth below:

NAME	AGE	POSITIONS HELD
Lloyd Lapidus	42	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Lloyd Lapidus, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Lapidus has been our chief executive officer and director since March 2011 and chief financial officer since April 2011.  Mr. Lapidus has been chairman and interim chief executive officer of Vanity Events Holding, Inc., a publicly traded company, since April 2011 (VAEV.OB).  Mr. Lapidus was a founder of Avelle (also known as Bag Borrow or Steal, Inc.). During the last five years, Mr. Lapidus has been a consultant to various private companies, including businesses involved with fashion, e-commerce, direct response media, social media, online marketing, call center management and corporate reorganization. Prior to founding Bag Borrow or Steal, he was a principle in a direct response firm that specialized in online direct sales and marketing. Previous to that, he co-founded and ran a marketing firm that focused primarily on direct response television products and services. In late 1990's, he was one of the founders of the nation's first national prepaid wireless company. That company was subsequently sold to a public telecom company. He started his career in a family business, successfully pioneering new channels of sales and distribution for the company. Lloyd earned his Bachelor of Arts degree from American University in Washington, D.C. We took into account his prior experience in operating public and private enterprises and believe Mr. Lapidus’ past experience gives him the qualifications and skill to serve as a director.

Board Meetings

To the best of management’s knowledge, during the year ended August 31, 2011, the Board of Directors held no board meetings to conduct business. The Board approved certain actions by unanimous written consent.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Mr. Lapidus has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Code of Ethics

We have adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as disclosed below, we believe that, during fiscal 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

·	A late Form 3 was filed by Lloyd Lapidus relating to his appointment as an officer and director and the acquisition of stock options to acquire 9 million shares of common stock on March 7, 2011.

·	A late Form 4 was filed by Albert Aimers relating to the disposition on April 27, 2011 of 28,250,239 shares of common stock, including 26,766,114 shares owned by entities that Mr. Aimers controlled.

·	A late Form 4 was filed by Junior Capital, Inc., an entity controlled by Albert Aimers, relating to the disposition on April 27, 2011 of 26,666,666 shares of common stock.

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Lloyd Lapidus	2011	80,000	(2)	-	45,000	(3)	-		125,000
Chairman, Chief Executive Officer and Director (1)	2010	-		-	-		-		-

Albert Aimers	2011	124,829		-	-		100,000	(5)	224,829
Former Chief Executive Officer (4)	2010	316,250		20,000	3,352		21,510	(6)	337,760

(1) Mr. Lapidus has served as Chairman, Chief Executive Officer and Director since March 7, 2011.
(2) Of this salary $61,000 has been accrued and not paid.
(3) Represents grant date fair value of 3,000,000 options granted to Mr. Lapidus computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R).
(4) Mr. Aimers served as Chief Executive Officer until March 7, 2011.
(5) Represents a severance payment made to Mr. Aimers.
(6) Includes 25% of compensation being our contribution towards pension plan until December 14, 2009.

Employment Agreements with Executive Officers

Lloyd Lapidus

On March 7, 2011, the Company entered into an employment agreement (the “Agreement”) with Lloyd Lapidus to serve as Chief Executive Officer.  The Agreement has an initial term of three years.  The Agreement automatically renews for successive one year terms after the initial term unless either party provides prior written cancellation.  The base salary under the Agreement is $160,000, $200,000 and $225,000 for each of the first three years, respectively. Lapidus was paid a bonus of $10,000 upon execution of the Agreement.  Further, Lapidus is entitled to receive bonuses of up to $150,000 in the first year of the Agreement, in the discretion of the Board, based on the performance of the Company, including increases in revenue, increases in shareholder equity, reduction in outstanding debt and capital raising, with any such bonuses paid out on a quarterly basis.  As well, Lapidus is entitled to receive options to purchase the Company’s Common Stock as follows:

(a)	Three million (3,000,000) shares, upon execution of the Agreement, at an exercise price of $0.02 per share, which options shall become fully vested on the Effective Date;

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of August 31, 2011.

Name		Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Lloyd Lapidus	`	3,000,000	-	$0.02	March 7, 2016

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 5, 2011.

-	by each person who is known by us to beneficially own more than 5% of our common stock;
-	by each of our officers and directors; and
-	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Lloyd Lapidus	5,000,000	(4)	3.62%
All Officers and Directors as a Group (1 person)	5,000,000	(4)	3.62%

Thalia Woods Management Inc.
560 Peoples Plaza, #325F
Austin, Texas 78711	26,768,577	(5)	20.13%

(1)	The address for our officer and director is 1111 Kane Concourse, Suite 304, Bay Harbor Islands, Florida 33154.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 5, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 132,964,139 shares of common stock outstanding.
(4)	Represents shares of common stock which may be acquired through the exercise of stock options which were exercisable as of December 5, 2011 or become exercisable within 60 days of that date.
(5)	As reported pursuant to a shareholder list from the Company’s transfer agent on November 28, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2007 Equity Plan and the 2009 Non-Qualified Stock Option Plan, which were approved by the Board of Directors, and the 2010 Equity Incentive Plan approved by the Board of Directors and shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	16,083	$0.08	7,250

Equity compensation plan approved by security holders (2)	-	$-	6,667

Equity compensation plan approved by security holders (3)	1,273,416	$0.40	2,070,000

Total	1,289,499	$0.40	2,083,917

(1)
We established an equity compensation plan pursuant to which options to acquire a maximum of 23,333 shares of our common stock were reserved for grant (the “2007 Equity Plan”).  As of August 31, 2011, included above in the 2007 Equity Plan are 16,083 shares issuable upon exercise of options granted to employees and directors.

(2)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 6,667 shares of our common stock were reserved for grant (the “2009 Non-Qualified Plan”). As of August 31, 2011, no options under the 2009 Non-Qualified Plan were issued or outstanding.

(3)
We established 2010 Incentive Stock Plan pursuant to which options to acquire a maximum of 4,000,000 shares of our common stock were reserved for grant (the “2010 Incentive Stock Plan”). As of August 31, 2011, 400,000 shares were issued to consultants for $225,000 worth of services and 1,530,000 options were granted to consultants.

Item 13. Certain Relationships and Related Transactions; and Director Independence

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Furthermore, pursuant to the Separation Agreement, the Company was released from certain outstanding liabilities to employees and/or directors of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements during the years ended August 31, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years, were $47,500 and $48,000, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended August 31, 2011 and 2010 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us for tax related work during the fiscal years ended August 31, 2011 and 2010.

All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended August 31, 2011 or 2010 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

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

10.27
Securities Purchase Agreement, by and between Clicker Inc. and Asher Enterprises, Inc., dated as of February 7, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011 and incorporated herein by reference.

10.28
Form of Convertible Promissory Note, issued to Asher Enterprises, Inc., issued February 7, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011 and incorporated herein by reference.

10.29
Amendment No. 1 to Convertible Promissory Note, by and between Clicker Inc. and Asher Enterprises, Inc. , dated as of February 9, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011 and incorporated herein by reference.

10.30
Securities Purchase Agreement, dated as of February 17, 2011, by and between CLICKER Inc. and Greystone Capital Partners, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2011 and incorporated herein by reference.

10.31
Form of Convertible Debenture, issued February 17, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2011 and incorporated herein by reference.

10.32
Securities Purchase Agreement, dated as of December 10, 2009, by and between CLICKER Inc. and Asher Enterprises, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.33
Form of Convertible Debenture, issued December 10, 2009, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.34
Securities Purchase Agreement, dated as of June 29, 2010, by and between CLICKER Inc. and Asher Enterprises, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.35
Form of Convertible Debenture, issued June 29, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.36
Securities Purchase Agreement, dated as of July 14, 2010, by and between CLICKER Inc. and Lotus Funding Group, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.37
Form of Convertible Debenture, issued July 14, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.38
Securities Purchase Agreement, dated as of August 18, 2010, by and between CLICKER Inc. and Asher Enterprises, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.39
Form of Convertible Debenture, issued August 18, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.40
Securities Purchase Agreement, dated as of November 1, 2010, by and between CLICKER Inc. and Asher Enterprises, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.41
Form of Convertible Debenture, issued November 1, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.42
Securities Purchase Agreement, dated as of March 7, 2011, by and between CLICKER Inc. and IIG Management LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.43
Form of Convertible Debenture, issued March 7, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.44
Separation Agreement, dated as of March 7, 2011, by and between CLICKER Inc. and Albert Aimers, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.45
Share Forfeiture Agreement, dated as of March 7, 2011, by and among CLICKER Inc., Albert Aimers and Junior Capital, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.46
Share Forfeiture Escrow Agreement, dated as of March 7, 2011, by and among CLICKER Inc., Albert Aimers, Junior Capital, Inc. and Sichenzia Ross Friedman Ference LLP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.47
Lock-Up Agreement, dated as of March 7, 2011, by Albert Aimers, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.48
Lock-Up Agreement, dated as of March 7, 2011, by Junior Capital, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.49
Employment Agreement, dated as of March 7, 2011, by and between CLICKER Inc. and Lloyd Lapidus, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

10.50
Securities Purchase Agreement, dated as of September 21, 2011, by and between CLICKER Inc. and Flyback, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2011 and incorporated herein by reference.

10.51
Form of Convertible Debenture, issued September 21, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2011 and incorporated herein by reference.

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

CLICKER INC.

Date: December 13, 2011	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LLOYD LAPIDUS Lloyd Lapidus	Chairman of the Board	December 13, 2011

CLICKER INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Clicker Inc.

We have audited the accompanying consolidated balance sheets of Clicker Inc.( formerly, Financial Media Group) and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clicker Inc. and Subsidiaries as of August 31, 2011 and 2010 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 27,402,473 as of August 31, 2011 and has incurred a net loss of $ 4,079,483 for the year ended August 31, 2011. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 14 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
December 12, 2011

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2011 AND 2010

ASSETS
	As of	As of
	AUGUST 31, 2011	AUGUST 31, 2010
CURRENT ASSETS:
Cash & cash equivalents	$303	$44,700
Accounts receivable, net	230	3,579
Marketable securities	-	135,400
Other current assets	-	95,822
Total current assets	533	279,501

PROPERTY & EQUIPMENT, net	-	7,298
Total assets	$533	$286,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,367,479	$1,301,510
Accrued expenses	981,195	773,410
Derivative liability	2,183,694	364,327
Due to related parties	22,683	401,921
Note payable	55,641	170,000
Convertible note payble, net	596,370	308,285
Total current liabilities	5,207,062	3,319,453

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 300,000,000 shares authorized,
114,375,277 and 59,697,688 shares issued and outstanding at
August 31, 2011 and 2010, respectively	114,375	59,698
Paid in capital	22,066,169	20,200,737
Prepaid consulting	-	(7,292)
Shares to be issued	15,400	-
Unrealized gain (loss) on marketable securities	-	37,194
Accumulated deficit	(27,402,473)	(23,322,990)
Total stockholders' deficit	(5,206,529)	(3,032,653)

Total liabilities and stockholders' deficit	$533	$286,800

The accompanying notes are an integral part of these consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	For The Years Ended August 31,
	2011	2010

Net revenues	$41,570	$766,446

Operating expenses
Selling, general & administrative	1,738,806	2,683,727
Depreciation	7,297	29,830
Impairment expense - marketable securities	98,442	139,970
Total operating expenses	1,844,545	2,853,527

Loss from operations	(1,802,975)	(2,087,081)

Non-Operating Income (Expense):
Interest expense	(1,364,741)	(835,695)
Interest income	-	20,800
Gain/(Loss) on sale of marketable securities	-	317,589
Change in derivative liability	(1,197,519)	820,344
Gain (loss) on debt redemption	(212,791)	(5,732,895)
Other income	503,343	-
Total non-operating income (expense)	(2,271,708)	(5,409,857)

Loss before income taxes	(4,074,683)	(7,496,938)

Provision for income tax	4,800	4,800

Net loss	(4,079,483)	(7,501,738)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(37,194)	(32,919)
Reclassification adjustment	-	(19,800)
Comprehensive loss	$(4,116,677)	$(7,554,457)

Basic and diluted net loss per share	$(0.05)	$(0.38)

Basic and diluted weighted average shares of common stock outstanding	76,165,171	19,835,327

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	Common Stock		Additional	Prepaid	Shares to	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Consulting	be issued	Gain (Loss)	Deficit	Deficit

Balance, August 31, 2009	282,292	$282	$12,240,363	$-	$-	$89,914	$(15,821,251)	$(3,490,693)
Shares issued for Sales of Common Stocks	250,000	250	99,750	-	-	-	-	100,000
Shares issued for Services	455,000	455	356,095	(7,292)	-	-	-	349,258
Conversion of Convertible Note Payable to Common Stock	31,893,731	31,894	6,548,015	-	-	-	-	6,579,908
Shares issued for CEO & Consultants Accrued Salaries	26,816,666	26,817	848,183	-	-	-	-	875,000
Options issued for services	-	-	108,331	-	-	-	-	108,331
Unrealized gain on marketable securities	-	-	-	-	-	(52,719)	-	(52,719)
Net loss	-	-	-	-	-	-	(7,501,738)	(7,501,738)
Balance, Aug 31, 2010	59,697,688	59,698	20,200,737	(7,292)	-	37,194	(23,322,990)	(3,032,653)

Amortization of prepaid consulting	-	-	-	7,292	-	-	-	7,292
Exercise of options	211,290	211	79,889	-	15,400	-	-	95,500
Conversion of Note Payable	46,598,172	46,598	844,569	-	-	-	-	891,167
Shares issued for accrued fees	3,320,000	3,320	150,805	-	-	-	-	154,125
Shares issued for services	4,548,127	4,548	27,289					31,837
Options issued for services	-	-	762,880	-	-	-	-	762,880
Unrealized gain on marketable securities	-	-	-	-	-	(37,194)	-	(37,194)
Net loss	-	-	-	-	-	-	(4,079,483)	(4,079,483)
Balance, August 31, 2011	114,375,277	$114,375	$22,066,169	$-	$15,400	$0	$(27,402,473)	$(5,206,529)

The accompanying notes are an integral part of these consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,079,483)	$(7,501,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	13,851	371,772
Depreciation and amortization	7,297	29,830
Revenues in form of marketable securities	-	(297,000)
Write off of liabilities	-	(20,800)
Impairment of marketable securities	98,442	139,970
Gain on sale of marketable securities	-	(317,589)
Change in derivative liability	1,197,519	(820,344)
Loss on debt redemption	212,791	5,732,894
Issuance of options and warrants for services	762,880	108,331
Shares issued for services	7,292	348,908
Amortization of debt discount	1,204,178	578,221
Other income	(503,257)	-
(Increase) decrease in current assets:
Receivables	(10,502)	(101,178)
Loan and other current assets	56,188	(91,670)
Increase (decrease) in current liabilities:
Accounts payable	83,903	208,074
Accrued expenses and other liabilities	430,729	435,967
Net cash used in operating activities	(518,172)	(1,196,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale marketable securities	-	320,412
Net cash provided by investing activities	-	320,412

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	-	228,259
Cash proceeds from notes	25,275	-
Cash proceeds from convertible note	353,000	560,000
Cash received from sale of common stock	95,500	100,000
Net cash provided by financing activities	473,775	888,259

NET DECREASE IN CASH & CASH EQUIVALENTS	(44,397)	12,320

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,700	32,380

CASH & CASH EQUIVALENTS, ENDING BALANCE	$303	$44,700

Face value of notes and interest converted to common stock	$409,275	$831,471
Fair value of common stock issued upon conversion of notes	$891,167	$-
Derivative liability of convertible notes at date of issue	$1,116,379	$-
Derivative liability charged off upon conversion of notes	$494,531	$-
Unamortized discount charged off upon conversion of notes	$141,635	$-
Issuance of shares for accrued fees and services	$185,962	$875,000

The accompanying notes are an integral part of these consolidated financial statements.

CLICKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand-alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation of global internet users.

On May 12, 2009 the Company, formerly, Financial Media Group, Inc. (“FMG”) acquired all of the outstanding capital stock of Clicker, Inc. in exchange for the issuance of 219,900 shares of common stock to the Clicker Shareholders. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. As a result of the acquisition, Clicker became our wholly-owned subsidiary. As if the date of the merger, Financial Media Group, Inc. changed its name to Clicker, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $585,950 and $572,099 as of August 31, 2011 and 2010, respectively.

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

Financial Instruments

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

Fair value measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 derivative liabilities are comprised of derivatives for conversion features on our convertible notes payable. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

Our current financial liabilities have fair values that approximate their carrying values.

The table below summarizes the fair values of the Company’s financial liabilities as of August 31, 2011:

	Fair Value at	Fair Value Measurement Using
	August 31, 2011	Level 1	Level 2	Level 3

Conversion feature derivative liability	$2,183,694	$—	$—	$2,183,694

	$2,183,694	$—	$—	$2,183,694

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years ended August 31, 2011 and 2010.

	2011	2010
Balance at beginning of year	$364,327	$116,752
Additions to derivative instruments	1,116,379	1,067,919
Change in fair value of warrant liability	1,197,519	(820,344)
Conversion of debentures	(494,531)	-
Balance at end of period	$2,183,694	$364,327

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

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

Our primary source of revenue was generated from building and developing stand-alone brands that incorporate social networking, and providing internet based media and advertising services. The services included web designs, integrated social media network, text and display advertising, press releases, e-mail marketing, and promotion across our network of web sites. Revenues from Internet based media and advertising services were recognized and recorded when the performance of such services completed.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2011 and 2010 amounted to $22,092 and $88,942, respectively.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 1,940,060,483 common share equivalents at August 31, 2011 and 3,744,882 at August 31, 2010. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the years ended August 31, 2011 and 2010, respectively as their effect is anti-dilutive.

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Total other comprehensive loss for the years ended August 31, 2011 and August 31, 2010 comprised primarily of unrealized losses on marketable securities was $37,194 and $52,719.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

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

During the years ended August 31, 2011 and 2010, the Company recorded impairment of $98,442 and $139,970, respectively, based on the inability to dispose of these type of securities. As of August 31, 2011, the Company has not been able to locate the related certificates. Based upon consideration of these circumstances, the Company believes that the probability of recoverability of any related asset may be remote.

The Company did not sell any marketable securities during the year ended August 31, 2011 as compared to realized gains of $317,589 for the year ended August 31, 2010.

Marketable securities classified as available for sale consisted of the following as of August 31, 2010:

Equity Securities Name and Symbol	Number of shares held at August 31, 2010	Cost	Market Value at August 31, 2010	Accumulated Unrealized Gain	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)
Sunrise Consulting Group SNRS	515,000,000	$51,500	$51,500	$-	$-	PK
VOIP PAL.com, Inc. VPLM	2,500,000	15,000	50,000	35,000	-	PK
Others - Less than $10,000 cost	98,211,723	31,580	33,900	5,544	3,224
		$98,080	$135,400	$40,544	$3,224

Unrealized gains on marketable securities as of August 31, 2011 and August 31, 2010 were $0 and $37,194, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2011	August, 31, 2010
Office and computer equipment	$191,653	$191,653
Less accumulated depreciation:	(191,653)	(184,355)
	$-	$7,298

Depreciation expense for the years ended August 31, 2011 and 2010 was $7,298 and $29,830, respectively.

NOTE 5  OTHER CURRENT ASSETS

Other current assets consisted of the following:

	August 31, 2011	August 31, 2010
Loan receivable	$-	$91,670
Rent deposit	-	4,152
Total	$-	$95,822

Loan receivables are due on demand, interest free, and unsecured.

NOTE 6  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2011	August 31, 2010
Accrued consulting fees	$49,331	$126,700
Accrued interest	167,692	18,232
Accrued salaries and payroll taxes	572,818	447,508
Professional fees and others	191,354	180,970
	$981,195	$773,410

NOTE 7  DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	August 31, 2011	August 31, 2010
Accrued officer’s compensation	$14,583	$153,548
Accrued interest on a loan paid off	8,100	248,373
	$22,683	$401,921

The due balances were interest free, due on demand, and unsecured as of August 31, 2011 and 2010, respectively.

NOTE 8  NOTE PAYABLE

On March 5, 2010, the Company executed an unsecured promissory note of $170,000 to a third party. The note was interest free and due on September 5, 2010. During the year ended August 31, 2011, the Company paid $39,634 in cash to the note holder and also issued 250,000 shares of common stock with a fair value of $107,500. In connection with this partial settlement, the Company recorded a loss on partial debt settlement of $7,500. The remaining balance of $30,366 is interest free and due on demand.

During the year ended August 31, 2011 the Company entered into three promissory notes in the aggregate amount of $25,275. The notes bear no interest and are repayable upon the consummation of the Company’s next round of financing.

NOTE 9  CONVERTIBLE NOTE PAYABLE

The Company has issued multiple secured convertible notes (the “Secured Convertible Notes” or the “Notes”) to related and unrelated parties (the “Holders . The Secured Convertible Notes have various maturity dates ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion feature in the Secured Convertible Notes as derivative liabilities due to the full reset provisions.

During the year ended August 31, 2010, the note due to the former Chief Financial Officer was amended into a 10% convertible note. The total fair value of the note has been recorded as a derivative instrument because the agreement does not contain an explicit limit on the number of shares to be delivered in a share settlement. However, because of the terms detailed in the note agreements stipulate that the total value of the shares to be issued is capped at the amount of principal and interest, the derivative liability is zero.

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of August 31, 2011 and effective as of March 1, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of August 31, 2011 and 2010, the fair value of the conversion features subject to derivative accounting was $2,183,694, and $364,327, respectively. The value of the conversion features as of August 31, 2011 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of 0.1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 324%; and (4) an expected life of the conversion features of 1 year.

At August 31, 2010 the Company valued the derivative liability based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the call/redemption options. The Company analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

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

For the year ended August 31, 2011 the Company issued 46,598,172 shares of common stock (post reverse split) at conversion prices from $0.0006 to $0.47 per share for aggregate redemption of $606,203 note payable and convertible notes payable.

For the year ended August 31, 2011, the Company also issued 7,868,127 shares of common stock, valued at $185,962, to professionals and consultants in exchange for their services.

During the year ended August 31, 2011, the Company received a total of $95,500 from consultants upon exercise of existing stock options. The Company issued 211,290 shares against $80,100 received and recorded the remainder of $15,400 as shares to be issued in the accompanying financial statements.

Outstanding Warrants:

The company had no warrants outstanding at August 31, 2011 or 2010.

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved 10,000 shares of common stock for grant to employees, non-employee directors, consultants and advisors. The 2007 Non-Qualified Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors. As of August 31, 2011, there are no stock options granted under the 2007 Non-Qualified Plan.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 6,667 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of August 31, 2011, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan, which was approved by the shareholders on April 11, 2007. The Company has reserved 23,333 shares of common stock for grant under this plan, The 2007 Equity Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors.  As of August 31, 2011, 16,083 options have been granted under the 2007 Equity Incentive Plan.

2010 Incentive Stock Plan

On June 18, 2010, the Company adopted the 2010 Incentive Stock Plan which was approved by the shareholders and reserved 4,000,000 common shares of the Company’s authorized common stock to grant to employees, directors, officers and consultants for services. The stock granted under the 2010 Incentive Stock Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. During the year ended August 31, 2011 the Company issued 211,290 common shares to consultants for options exercised. During the year ended August 31, 2010 the Company issued 400,000 shares to consultants in exchange $225,000 worth of services.

On September 2, 2010, the Company granted 780,000 common stock options to employees. The options have an exercise price of $0.45 per share. The options vested upon grant and lapse if unexercised after five years. The options have a grant date fair value of $351,00, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 625%; and (4) an expected life of the options of 5 years. During the year ended August 31, 2011 we have recorded an expense of $351,000 related to the fair value of the options that vested.

On October 4, 2010, the Company granted 750,000 common stock options to employees. The options have an exercise price of $0.34 per share. The options vested upon grant and lapse if unexercised after five years. The options have a grant date fair value of $337,500, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 657%; and (4) an expected life of the options of 5 years. During the year ended August 31, 2011 we have recorded an expense of $337,500 related to the fair value of the options that vested.

Other 2011 Option Grants

On March 7, 2011, the Company granted 3,000,000 common stock options to our chief executive officer. The options are not covered by any established plan as of August 31, 2011. The options have an exercise price of $0.02 per share. The options vested upon grant and lapse if unexercised after five years.  The options have a grant date fair value of $45,000, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 648%; and (4) an expected life of the options of 3 years. During the year ended August 31, 2011 we have recorded an expense of $45,000 related to the fair value of the options that vested .

Options Outstanding

 Transactions involving our stock options are summarized as follows:

	August 31, 2011		August 31, 2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	16,083	$0.08	16,083	$0.08
Granted during the period	4,530,000	0.15	—	—
Exercised during the period	(256,584)	0.37	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	4,289,499	$0.13	16,083	$0.08
Exercisable at end of the period	4,289,499	$0.13	16,083	$0.08

At August 31, 2011 employee options outstanding totaled 3,000,000 with a weighted average exercise price of $0.02. These options had no intrinsic value at August 31, 2011 and a weighted average remaining contractual term of 4.5 years.

The weighted average remaining life of the options is 4.38 years.

The number and weighted average exercise prices of stock Options granted by the Company at August 31, 2011 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - August 31, 2010	16,083	$0.08	$6,684
Granted	4,530,000	0.15	-
Exercised	(256,584)	0.37	-
Expired/forfeited	-	-	-
Outstanding – August 31, 2011	4,289,499	$0.13	-

The number and weighted average exercise prices of our options and warrants outstanding as of August 31, 2011 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.015 - $0.02	3,012,167	4.5	$0.02
$0.30	3,917	6.3	$0.30
$0.34	568,527	4.0	$0.34
$0.45	704,889	4.1	$0.45

NOTE 11  OTHER INCOME

During the year ended August 31, 2011, the Company entered into several settlement agreements with prior officers and directors, whereby the Company was released from $503,343 of prior employment-related obligations. In connection with this release, the Company recorded $503,343 as Other Income.

NOTE 12  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the years ended August 31, 2011 and 2010 was $30,593 and $212,408, respectively. The Company has no future lease obligations.

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

Separation Agreement

On March 7, 2011, the Company entered into a separation agreement (“Separation Agreement”) with Mr. Albert Aimers (“Aimers”), pursuant to which Aimers’ employment as Chief Executive Officer ended on March 7, 2011.  Aimers agreed to stay with the Company as interim Chief Financial Officer until the earlier of April 19, 2011, the date the Company filed its 10-Q for the quarter ended February 28, 2011 or the date the Company terminates Aimers’ services.  For his services as interim Chief Financial Officer, the Company agreed to pay Aimers a sum of $18,750.  Pursuant to the Separation Agreement, as amended, the Company paid Aimers $100,000 upon execution. Aimers tendered his resignation as Chief Financial Officer on April 15, 2011.  As a result, the Company believes that no further payments to Aimers are due pursuant to the Separation Agreement.

NOTE 13  INCOME TAXES

Income tax for the years ended August 31, 2011 and 2010 is summarized as follows:

	August 31,
	2011	2010
Current:
Federal	$-	$-
State	4,800	4,800
Deferred taxes	418,319	2,606,619
Change in deferred tax assets	(418,319)	(2,606,619)
Income tax expense (benefit)	$4,800	$4,800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31,
	2011	2010
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2011 and 2010 are as follows:

	August 31,
	2010	2010
Deferred tax assets:
Net operating loss carry forward	$4,683,426	$4,265,107
Total gross deferred tax assets	4,683,426	4,265,107
Less valuation allowance	(4,683,426)	(4,265,107)
Net deferred tax assets	$-	$-

At August 31, 2011, the Company had net operating loss carry forwards for U.S. federal income tax purposes of approximately $11,700,000, available to offset future taxable income expiring on various dates through 2031. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

The Company’s Digital Wallstreet Inc. subsidiary is delinquent in the payment of federal employment taxes.  As of August 31, 2011 amounts due to the Internal Revenue Service (IRS) and the Employment Development Department of the State of California (EDD) aggregated approximately $400,000.  The amounts are included in the Company’s balance of accrued expenses.  The Company is currently working with its tax attorney to develop plans for the orderly payment of delinquent balances.

NOTE 14  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $27,402,473 as of August 31, 2011 and has incurred a net loss of $4,079,483 for the year ended August 31, 2011. In addition, The Company’s current liabilities exceed its current assets by $5,206,529 at August 31, 2011. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2011 towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

Management is considering the best ways to maximize the value of the Company’s intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out and take the Company’s potentially productive intellectual assets to market. Management is also contemplating further business development efforts that would result in new website properties that would be incremental to what the Company already has in its existing portfolio. Since the management change management has expended a good deal of effort in managing corporate liabilities and interacting with note holders, many of whose notes have gone into default. Management is also continuing its efforts to raise additional capital for ongoing operations and business development. To that end, the Company raised $300,000 in September 2011 through the sale of a convertible debenture and management is currently determining the optimal ways to deploy that capital to maximize its value to the business.

NOTE 15  SUBSEQUENT EVENTS

On September 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Flyback, LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $300,000 (the “Debenture”). The Debenture matures on March 20, 2013 (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Debenture at any time without penalty upon five days prior written notice to the Investor.

The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. The Investor has agreed to restrict its ability to convert the Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by the Investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.