Form 10-Q
period 2011-11-30
CLICKER INC.
filed 2012-01-17
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
 Yes ☐ No ☒

As of January 10, 2012, there were 139,594,139 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended November 30, 2011

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Consolidated Balance Sheets at November 30, 2011 and August 31, 2011	3

Unaudited Consolidated Statements of Operations for the Three Month Periods ended November 30, 2011 and 2010	4

Unaudited Consolidated Statements of Cash Flows for the Three Month Periods ended November 30, 2011 and 2010	5

Notes to the Unaudited Consolidated Financial Statements	6 – 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Fisk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	22

Item 4. RESERVED	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	24

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2011 AND AUGUST 31, 2011
(Unaudited)

	NOVEMBER 30, 2011	AUGUST 31, 2011
Assets
Current Assets
Cash & cash equivalents	$161,525	$303
Accounts receivable, net	230	230
Total current assets	161,755	533

Total assets	$161,755	$533

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,434,455	$1,367,479
Accrued expenses	948,751	981,195
Derivative liability	4,535,275	2,183,694
Due to related parties	22,683	22,683
Note payable	30,366	55,641
Convertible note payble, net	696,743	596,370
Total current liabilities	7,668,273	5,207,062

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized,
139,594,139 and 114,375,277 shares issued and outstanding at
November 30, 2011 and August 31, 2011, respectively	139,594	114,375
Paid in capital	22,088,156	22,066,169
Shares to be issued	15,400	15,400
Accumulated deficit	(29,749,668)	(27,402,473)
Total stockholders' deficit	(7,506,518)	(5,206,529)

Total liabilities and stockholders' deficit	$161,755	$533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Net revenues	$241	$24,205

Operating expenses
Selling, general & administrative	113,539	1,049,678
Depreciation	-	5,032
Total operating expenses	113,539	1,054,710

Loss from operations	(113,298)	(1,030,505)

Non-operating income (expense):
Interest expense	(328,358)	(176,105)
Change in derivative liability	(1,924,453)	(240,270)
Gain (loss) on debt redemption	23,714	(17,497)
Total non-operating income (expense)	(2,229,097)	(433,872)

Loss before income taxes	(2,342,395)	(1,464,377)

Provision for income tax	4,800	4,800

Net loss	(2,347,195)	(1,469,177)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	-	(16,818)
Comprehensive loss	$(2,347,195)	$(1,485,995)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average shares of common stock outstanding*	129,163,528	60,308,963

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,347,195)	$(1,469,177)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	-	5,032
Change in derivative liability	1,924,453	240,270
(Gain) loss on debt redemption	(23,714)	17,497
Issuance of options and warrants for services	-	712,538
Shares issued for services	-	25,643
Amortization of debt discount	293,083	-
Change in assets and liabilities:
Receivables	-	(8,128)
Loan and other current assets	-	28,236
Accounts payable	66,976	5,478
Accrued expenses and other liabilities	(27,106)	273,392
Net cash used in operating activities	(113,503)	(169,218)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash payments on notes	(25,275)	-
Cash proceeds from convertible note	300,000	30,000
Cash received from sale of common stock	-	95,500
Net cash provided by financing activities	274,725	125,500

Net increase (decrease) in cash & cash equivalents	161,222	(43,717)

Cash & cash equivalents, beginning balance	303	44,700

Cash & cash equivalents, ending balance	$161,525	$983

Supplemental disclosure for cash flow information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Face value of notes and interest converted to common stock	$15,237	$231,726
Fair value of common stock issued upon conversion of notes	$47,206	$-
Derivative liability of convertible notes at date of issue	$344,889	$-
Derivative liability charged off upon conversion of notes	$44,889	$-
Unamortized discount charged off upon conversion of notes	$1,573	$-
Issuance of shares for accrued fees and services	$-	$18,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 NATURE OF BUSINESS

Clicker, Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand-alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation of global internet users.

NOTE 2 ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial information included herein has been prepared by the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2011 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at August 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 5,129,974,616 common share equivalents at November 30, 2011 and 3,585,779 at November 30, 2010. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the three month periods ended November 30, 2011 and 2010, respectively as their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 3 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $29,749,668 as of November 30, 2011 and has incurred a net loss of $2,347,195 for the three months ended November 30, 2011. In addition, The Company’s current liabilities exceed its current assets by $7,506,518 at November 30, 2011. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management has devoted considerable effort towards (i) obtaining additional equity financing, (ii) evaluation of its marketing methods and (iii) further streamlining and reducing costs.

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

NOTE 4 FAIR VALUE MEASUREMENTS

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at	Fair Value Measurement Using
	November 30, 2011	Level 1	Level 2	Level 3

Conversion feature derivative liability	$4,535,275	$—	$—	$4,535,275

	$4,535,275	$—	$—	$4,535,275

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three month periods ended November 30, 2011 and 2010.

	2011	2010
Balance at beginning of period	$2,183,694	$364,327
Additions to derivative instruments	480,246	362,538
Change in fair value of warrant liability	1,924,453	(240,270)
Conversion of debentures	(53,118)	-
Balance at end of period	$4,535,275	$486,595

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2011	August 31, 2011
Accrued consulting fees	$49,331	$49,331
Accrued interest	197,631	167,692
Accrued salaries and payroll taxes	597,618	572,818
Professional fees and others	104,171	191,354
	$948,751	$981,195
NOTE 6 NOTE PAYABLE

During the three months ended November 30, 2011 the Company repaid three promissory notes in the aggregate amount of $25,275.

NOTE 7 CONVERTIBLE NOTES PAYABLE

The Company has issued multiple secured convertible notes (the “Secured Convertible Notes” or the “Notes”) to related and unrelated parties (the “Holders.” The Secured Convertible Notes have various maturity dates ranging from 9 to 12 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading or bid price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion features in the Secured Convertible Notes as derivative liabilities due to the full reset provisions and the variable conversion rates.

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

During the three months ended November 30, 2011 an aggregate of $53,118 of principal and $1,200 of interest was converted into 25,218,862 shares of common stock.

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of November 30, 2011 and effective as of March 1, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of November 30, 2011 the fair value of the conversion features subject to derivative accounting was $4,535,275. The value of the conversion features as of November 30, 2011 was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rates of 0.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 405%; and (4) an expected life of the conversion features of 1.09 years.

NOTE 8 EQUITY TRANSACTIONS

Common Stock

During the three months ended November 30, 2011, an aggregate of $53,118 of principal and $1,200 of interest was converted into 25,218,862 shares of common stock.

During the three months ended November 30, 2010, the Company issued 1,518,377 shares of common stock at conversion prices from $0.09 to $0.43 per share for redemption of $231,726 note payable and convertible notes payable.

During the three months ended November 30, 2010, the Company received a total of $95,500 from consultants upon exercise of their stock options, and also issued 155,000 shares of common stock to consultants valued at $18,351 in exchange for their services. The Company issued 211,290 shares against $80,100 received and recorded the remaining of $15,400 as shares to be issued in the accompany financial statements.

NOTE 9 INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended November 30, 2011 and 2010. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the three month periods ended November 30, 2011 and 2010 was $573 and $11,663, respectively. The Company has no future lease obligations.

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

NOTE 11 SUBSEQUENT EVENTS

On January 9, 2012, the Board of Directors of the Company approved a resolution, subject to shareholder approval, to amend its Articles of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 300,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”).  On January 10, 2012, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders and approved the Corporate Actions.

On January 9, 2012, the Company adopted a Certificate of Determination of the Powers, Designations, Preferences and Rights, establishing a Series of Preferred Stock of the Company, consisting of 100 shares designed as Series B Preferred Stock (the “Series B Preferred Stock”).  Each share of Series B Preferred Stock has a liquidation preference of $0.01 and does not accrue any dividends. Each share of Series B Preferred Stock may be redeemed by the Company at a price of $100.00 per share at any time after six months from the date of issuance, so long as the Company’s Articles of Incorporation have been amended to increase the authorized number of shares of common stock.  Each share of Series B Preferred Stock shall be automatically redeemed by the Company at a price of $100.00 per share on the first anniversary of the date of issuance.  Each share of Series B Preferred Stock shall entitle the holder thereof to cast such number of votes equal to 0.45% of the total number of votes entitled to be cast at a meeting of shareholders.  As a result, the 100 shares of Series B Preferred Stock are entitled to cast 45% of the number of votes entitled to be cast at a meeting of shareholders.

On January 9, 2012, the Company entered into a waiver and modification agreement with Greystone, Lotus, IIG, Assurance and Flyback (collectively, the “Waiving Parties”), pursuant to which the Waiving Parties agreed to waive any defaults or breaches currently existing by the Company for failure to have enough shares of authorized but unissued common stock available for issuance upon conversion of convertible debentures held by the Waiving Parties and to waive any such defaults or breaches in the future so long as such Waiving Party held shares of Series B Preferred Stock.  In exchange for the Waiving Parties entering into the waiver agreement, the Company agreed to issue the Waiving Parties an aggregate of 100 shares of Series B Preferred Stock.  On January 9, 2012, the Company issued shares of the Series B Preferred Stock to the Waiving Parties in such amounts as follows:

Waiving Party	Shares of Series B Preferred Stock

Greystone Capital Partners, Inc.	16.78
Lotus Funding Group, LLC	2.60
IIG Management LLC	44.61
Assurance Funding Solutions LLC	4.34
Flyback, LLC	31.67

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

OVERVIEW

We are a web publisher brand builder focused on developing stand-alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users.

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

Stage Three :
The site is launched and the operational model is implemented in beta form. We begin to scale some web traffic and begin to test the model. The site is officially launched in the beta stage and can be in a few different versions.

Stage Four :	Full operation stage and the property should now have gone through a couple stages of beta with the model being established, and ready to leave the “beta” stage, to go on to be scaled accordingly.

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

Dahoodbuzz.com

We acquired dahoodbuzz.com in 2011, which is a news consumption property, and advertising platform. This aggregates hip hop and urban news from the web. The site is advertising based, and we are currently evolving the social media and capabilities of this property.

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

Results of Operations

Our consolidated results of operations for the three month periods ended November 30, 2011 and 2010 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three months ended November 30, 2011 were $241 compared to $24,205 for the three months ended November 30, 2010. Revenues decreased since we have been unable, to date, to attract new clients for our new line of business as web development and brand builder.

Operating Expenses, Other Expense and Other Income

Selling, general, and administrative expenses for the three months ended November 30, 2011 were $113,539 compared to $1,049,678 for the three months ended November 30, 2010, a decrease of $936,139 (89%). The decrease for the 2011 period resulted primarily from decreases in compensation of approximately $795,000, consulting fees of approximately $106,000, rent expense of approximately $11,000, marketing expense of approximately $11,000 and travel and entertainment of approximately $20,000, all partially offset by an increase in professional fees of approximately $40,000. The decreases reflect the recent change in management and the reassessment of the strategic direction of the company.

Depreciation expense for the three months ended November 30, 2011 was $0 compared to $5,032 for the three months ended November 30, 2010. The decrease resulted from the assets becoming fully depreciated during the year ended August 31, 2011.

Interest expense for the three months ended November 30, 2011 was $328,358 compared to $176,105 for the three months ended November 30, 2010. The increase in interest expense resulted primarily from an increase in discounts attributable to the conversion features of convertible notes issued.

We recorded expense of $1,924,453 related to the change in value of derivative liabilities for the three months ended November 30, 2011 as compared to expense of $240,270 for the three months ended November 30, 2010. The increased derivative liability expense resulted from our issuance of convertible notes and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded a gain on debt redemption of $23,714 for the three months ended November 30, 2011 compared to a loss of $17,497 for the three months ended November 30, 2010. The gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

Net Loss

We reported a net loss of $2,347,195 for the three months ended November 30, 2011 compared to a net loss of $1,469,177 for the three months ended November 30, 2010.  We recorded an increase in net loss for the three months ended November 30, 2011 of $878,018 compared to 2010 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $161,525 at November 30, 2011 compared to $303 at August 31, 2011. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $2,347,195 for the three months ended November 30, 2011 compared to a loss of $1,469,177 for the same period in 2010. Our current liabilities exceeded our current assets by $7,506,518 at November 30, 2011 and net cash used in operating activities for the three months ended November 30, 2011 was $113,503. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of January 13, 2012, $59,468 of principal face value of the Greystone Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of January 13, 2012, the entire principal face value of the Greystone Debentures remains outstanding.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 13, 2012, $24,600 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of January 13, 2012, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  As of January 13, 2012, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of January 13, 2012, the entire principal face value of the Second IIG Debenture remains outstanding.

Asher Financing II

On January 28, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $32,500 (the “Asher II Debenture”). The Asher II Debenture was amended on February 9, 2011 to allow us to prepay the Asher II Debenture within the first 180 days after issuance.

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

Subsequently, the Asher II Debenture was sold to IIG. As of January 13, 2012, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of January 13, 2012, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 13, 2012, the entire principal face value of the Third IIG Debenture remains outstanding.

Flyback Financing

On September 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Flyback, LLC, an accredited investor (“Flyback”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $300,000 (the “Flyback Debenture”). The Flyback Debenture matures on March 20, 2013 (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Flyback Debenture at any time without penalty upon five days prior written notice to Flyback.

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 13, 2012, the entire principal face value of the Flyback Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the three months ended November 30, 2011 was $113,503 which resulted primarily from a net loss of $2,347,195, which was offset by non-cash items for amortization of debt discount of $293,083 and change in fair value of derivative liability of convertible notes of $1,924,453, such non-cash expenses partially offset by non-cash gain on conversion of debt of $212,791. We also had a net increase in accounts payable and accrued expenses of $39,868.

Net cash used in operating activities for the three months ended November 30, 2010 was $169,218, which resulted primarily from a net loss of $1,469,177, which was offset by issuance of options for services of $712,538, an increase in accrued expenses and other liabilities of $273,392 and changes in derivative liability of convertible notes of $240,270.

Financing Activities

Net cash provided by financing activities was $274,725 for the three months ended November 30, 2011. We received $300,000 in proceeds from the sale of a convertible note and repaid $25,275 of notes.

Net cash provided by financing activities was $125,500 for November 30, 2010, of which $95,500 was from the sale of common stock and $30,000 from the sale of a convertible note.

As a result of the above activities, we experienced a net increase in cash of $161,222 during the three months ended November 30, 2011 compared to a decrease of $43,717 during the three months ended November 30, 2010. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Adon Networks, Inc. vs. Wall Street Direct, Inc., Superior Court of Arizona in and for the County of Maricopa County Civil Action  #CV2009-00035.  On February 4, 2009, Adon Networks filed an action to collect $41,966 in amounts due for services provided to Wall Street Direct.  A judgment was entered against us in the amount of $41,966 and said amount remains unpaid.

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

TPF Partners vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-201000363315. On April 15, 2010, TPF filed a complaint for a unlawful retainer against us for unpaid rent, late charges and other amounts in the sum of $28,061.56, as of March 12, 2010. On June 25, 2010, a default judgment was awarded in favor of TPF Partners, and the judgment remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2011, we issued 2,166,667 shares of our common stock upon conversion of $100 of principal and $1,200 of accrued interest of an outstanding convertible debenture held by Asher Enterprises Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On September 26, 2011, we issued 5,258,467 shares of our common stock upon conversion of $5,900.00 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On September 30, 2011, we issued 5,464,480 shares of our common stock upon conversion of $4,000.00 of an outstanding convertible debenture held by Greystone Capital Partners, Inc. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On October 17, 2011, we issued 5,699,248 shares of our common stock upon conversion of $2,274.00 of an outstanding convertible debenture held by Assurance Funding Solutions LLC. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

On November 22, 2011, we issued 5,630,000 shares of our common stock upon conversion of $1,764.00 of an outstanding convertible debenture held by Assurance Funding Solutions LLC. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. RESERVED

Item 5. Other Information

(a) Form 8-K Information

On January 9, 2012, the Board of Directors of the Company approved a resolution, subject to shareholder approval, to amend its Articles of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 300,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”).  On January 10, 2012, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders and approved the Corporate Actions.

On January 9, 2012, the Company adopted a Certificate of Determination of the Powers, Designations, Preferences and Rights, establishing a Series of Preferred Stock of the Company, consisting of 100 shares designed as Series B Preferred Stock (the “Series B Preferred Stock”).  Each share of Series B Preferred Stock has a liquidation preference of $0.01 and does not accrue any dividends. Each share of Series B Preferred Stock may be redeemed by the Company at a price of $100.00 per share at any time after six months from the date of issuance, so long as the Company’s Articles of Incorporation have been amended to increase the authorized number of shares of common stock.  Each share of Series B Preferred Stock shall be automatically redeemed by the Company at a price of $100.00 per share on the first anniversary of the date of issuance.  Each share of Series B Preferred Stock shall entitle the holder thereof to cast such number of votes equal to 0.45% of the total number of votes entitled to be cast at a meeting of shareholders.  As a result, the 100 shares of Series B Preferred Stock are entitled to cast 45% of the number of votes entitled to be cast at a meeting of shareholders.

On January 9, 2012, the Company entered into a waiver and modification agreement with Greystone, Lotus, IIG, Assurance and Flyback (collectively, the “Waiving Parties”), pursuant to which the Waiving Parties agreed to waive any defaults or breaches currently existing by the Company for failure to have enough shares of authorized but unissued common stock available for issuance upon conversion of convertible debentures held by the Waiving Parties and to waive any such defaults or breaches in the future so long as such Waiving Party held shares of Series B Preferred Stock.  In exchange for the Waiving Parties entering into the waiver agreement, the Company agreed to issue the Waiving Parties an aggregate of 100 shares of Series B Preferred Stock.  On January 9, 2012, the Company issued shares of the Series B Preferred Stock to the Waiving Parties in such amounts as follows:

Waiving Party	Shares of Series B Preferred Stock

Greystone Capital Partners, Inc.	16.78
Lotus Funding Group, LLC	2.60
IIG Management LLC	44.61
Assurance Funding Solutions LLC	4.34
Flyback, LLC	31.67

Item 6. Exhibits

3.01	Certificate of Designation of Series B Preferred Stock, filed with the Nevada Secretary of State on January 9, 2012

10.01
Form of Onmibus Waiver and Modification Agreement, entered into by and among Clicker Inc., Greystone Capital Partners, Inc., Lotus Funding Group, LLC, IIG Management LLC, Assurance Funding Solutions LLC and Flyback, LLC, effective as of January 9, 2012

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*
________________________
*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKER INC.

Date: January 17, 2012	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus Chief Executive Officer