Form 10-Q
period 2012-04-18
CLICKER INC.
filed 2012-04-23
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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
 Yes ☐ No ☒

As of April 19, 2012, there were 487,000 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended February 29, 2012

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Consolidated Balance Sheets at February 29, 2012 and August 31, 2011	3

Unaudited Consolidated Statements of Operations for the Three and Six Month Periods ended February 29, 2012 and February 28, 2011	4

Unaudited Consolidated Statements of Cash Flows for the Six Month Periods ended February 29, 2012 and February 28, 2011	5

Notes to the Unaudited Consolidated Financial Statements	6 – 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11– 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Fisk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22 – 23

Item 3. Defaults upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2012 AND AUGUST 31, 2011
(Unaudited)

	FEBRUARY 29, 2012	AUGUST 31, 2011
Assets
Current Assets
Cash & cash equivalents	$63,957	$303
Accounts receivable, net	230	230
Total current assets	64,187	533

Property and equipment, net of accumulated depreciation of $467 and $0,
respectively	7,935	-

Total assets	$72,122	$533

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,449,535	$1,367,479
Accrued expenses	1,004,109	981,195
Derivative liability	5,504,419	2,183,694
Due to related parties	22,683	22,683
Note payable	30,366	55,641
Convertible note payble, net	829,010	596,370
Total current liabilities	8,840,122	5,207,062

Redeemable preferred stock, Series B; par value $.001 per share; 100 shares
authorized, 100 and no shares issued and outstanding, respectively	10,000	-

Stockholders' Deficit
Preferred stock, undesignated, par value $.001 per share; 4,999,900 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,
467,000 and 381,251 shares issued and outstanding at
February 29, 2012 and August 31, 2011, respectively	467	381
Paid in capital	22,227,283	22,180,163
Shares to be issued	27,400	15,400
Accumulated deficit	(31,033,150)	(27,402,473)
Total stockholders' deficit	(8,778,000)	(5,206,529)

Total liabilities and stockholders' deficit	$72,122	$533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net revenues	$125	$16,843	$366	$41,048

Operating expenses
Selling, general & administrative	107,617	296,761	221,156	1,346,439
Depreciation	467	2,159	467	7,191
Total operating expenses	108,084	298,920	221,623	1,353,630

Loss from operations	(107,959)	(282,077)	(221,257)	(1,312,582)

Non-operating income (expense):
Interest expense	(448,472)	(259,047)	(776,830)	(435,152)
Change in derivative liability	(723,812)	167,776	(2,648,265)	(72,494)
Gain (loss) on debt redemption	(3,239)	48,341	20,475	30,844
Total non-operating income (expense)	(1,175,523)	(42,930)	(3,404,620)	(476,802)

Loss before income taxes	(1,283,482)	(325,007)	(3,625,877)	(1,789,384)

Provision for income tax	-	-	4,800	4,800

Net loss	(1,283,482)	(325,007)	(3,630,677)	(1,794,184)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	-	122,497	-	105,679
Comprehensive loss	$(1,283,482)	$(202,510)	$(3,630,677)	$(1,688,505)

Basic and diluted net loss per share	$(2.75)	$(1.55)	$(8.08)	$(8.75)

Basic and diluted weighted average shares of common stock outstanding*	467,000	209,120	449,615	205,053

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(3,630,677)	$(1,794,184)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	467	7,191
Change in derivative liability	2,648,265	72,494
(Gain) loss on debt redemption	(20,475)	(30,844)
Issuance of options and warrants for services	-	717,880
Shares issued for services	-	76,643
Finance cost	10,000	-
Amortization of debt discount	679,443	-
Change in assets and liabilities:
Receivables	-	(10,272)
Loan and other current assets	-	91,670
Accounts payable	82,056	9,980
Accrued expenses and other liabilities	28,252	501,526
Net cash used in operating activities	(202,669)	(357,916)

Cash flows from investing activities:
Cash paid for automobile	(8,402)	-

Cash flows from financing activities:
Cash payments on notes	(25,275)	-
Cash proceeds from convertible note	300,000	223,000
Cash received from sale of common stock	-	95,500
Net cash provided by financing activities	274,725	318,500

Net increase (decrease) in cash & cash equivalents	63,654	(39,416)

Cash & cash equivalents, beginning balance	303	44,700

Cash & cash equivalents, ending balance	$63,957	$5,284

Supplemental disclosure for cash flow information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Face value of notes and interest converted to common stock	$16,737	$567,440
Fair value of common stock issued or to be issued upon conversion of notes	$59,206	$-
Derivative liability of convertible notes at date of issue	$344,889	$-
Derivative liability charged off upon conversion of notes	$60,379	$-
Unamortized discount charged off upon conversion of notes	$1,573	$-
Preferred stock issued as payment of finance cost	$10,000	$-
Issuance of shares for accrued fees and services	$-	$69,351

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

NOTE 2 ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial information included herein has been prepared by the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 29, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at August 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 9,469,378 common share equivalents at February 29, 2012 and 249,058 at February 28, 2011. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the three and six month periods ended February 29, 2012 and February 28, 2011, respectively as their effect is anti-dilutive.

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

NOTE 3 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $31,033,150 as of February 29, 2012 and has incurred a net loss of $3,630,677 for the six months ended February 29, 2012. In addition, The Company’s current liabilities exceed its current assets by $8,775,935 at February 29, 2012. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 FAIR VALUE MEASUREMENTS

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at	Fair Value Measurement Using
	February 29, 2012	Level 1	Level 2	Level 3

Conversion feature derivative liability	$5,504,419	$—	$—	$5,504,419

	$5,504,419	$—	$—	$5,504,419

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six month periods ended February 29, 2012 and February 28, 2011.

	2012	2011
Balance at beginning of period	$2,183,694	$364,327
Additions to derivative instruments	732,839	673,391
Change in fair value of warrant liability	2,648,265	(408,046)
Conversion of debentures	(60,379)	(48,341)
Balance at end of period	$5,504,419	$581,331

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 29, 2012	August 31, 2011
Accrued consulting fees	$49,331	$49,331
Accrued interest	249,743	167,692
Accrued salaries and payroll taxes	597,849	572,818
Professional fees and others	107,186	191,354
	$1,004,109	$981,195

NOTE 6 NOTE PAYABLE

During the six months ended February 29, 2012 the Company repaid three promissory notes in the aggregate amount of $25,275.

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

During the six months ended February 29, 2012 an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock (of which 20,000 shares were issued in March 2012).

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of February 29, 2012 and effective as of March 1, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of February 29, 2012 the fair value of the conversion features subject to derivative accounting was $5,504,419. The value of the conversion features as of February 29, 2012 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rates of 0.17%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock range from 354% - 378%; and (4) expected life of the conversion features range from 1.0 - 1.08 years.

NOTE 8 EQUITY TRANSACTIONS

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

Preferred Stock

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

The company has recorded a charge of $10,000 in the financial statements, related to the preferred stock issued as payment for the waiver agreement. Since the preferred stock is redeemable on the first anniversary of the issuance, the Company has recorded the value of the preferred stock outside of permanent equity.

Common Stock

During the six months ended February 29, 2012, an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock (of which 20,000 shares were issued in March 2012). The value of the shares issued in March 2012, aggregating $12,000, has been recorded as shares to be issued in the accompanying financial statements.

From September 2010 to February 2011 the Company issued 14,724 shares of common stock at conversion prices from $3.00 to $141.00 per share for redemption of $471,855 note payable and convertible notes payable.

During the six months ended February 28, 2011, the Company received total of $95,500 from consultants upon exercise of their stock options, The Company issued 704 shares against $80,100 received and recorded the remaining amount of $15,400 as shares to be issued in the accompanying financial statements.

During the same period the Company issued 11,067 shares of common stock, valued at $69,351, to consultants in exchange for their services.

NOTE 9 INCOME TAXES

Our effective tax rates were approximately 0.0% for the six months ended February 29, 2012 and February 28, 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the three month periods ended February 29, 2012 and February 28, 2011 was $1,070 and $11,663, respectively. Rent expense under the operating leases for the six month periods ended February 29, 2012 and February 28, 2011 was $1,643 and $23,326, respectively. The Company has no future lease obligations.

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

Plan of Operations

As a result of the change in management in March 2011, we are evaluating the strategic direction of the company and exploring additional possible acquisitions and long-term growth opportunities.  Due to this change in the direction of the company, we have experienced a decrease in revenue and recorded assets. We are considering the best ways to maximize the value of our intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out and take our potentially productive intellectual assets to market. Management is also contemplating further business development efforts that would result in new website properties that would be incremental to what we already have in our existing portfolio. The current focus of management is working with and coming to terms with potential acquisition targets, at the same time assessing the launch of initiatives within the pre-paid telecom space.

Results of Operations

Our consolidated results of operations for the three and six month periods ended February 29, 2012 and February 28, 2011 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three and six month periods ended February 29, 2012 were $125 and $366 compared to $16,843 and $41,048 for the same periods in 2011, respectively. Revenues decreased since we have been unable, to date, to attract new clients for our business of web development and brand builder or generate material revenue to date from any new initiatives.

Operating Expenses

Selling, general, and administrative expenses for the three and six months ended February 29, 2012 were $107,617 and $221,156 compared to $296,761 and $1,346,439 for the same periods in 2011, respectively. Expenses decreased by $189,144 (64%) and $1,125,283 (84%) during the three and six months ended February 28, 2012 as compared to the same periods in 2011, respectively. The decrease for the three month period resulted primarily from decreases in compensation of approximately $76,000, consulting fees of approximately $94,000, rent expense of approximately $10,000 and travel and entertainment of approximately $12,000. The decrease for the six month period resulted primarily from decreases in compensation of approximately $870,000, consulting fees of approximately $194,000, rent expense of approximately $21,000 and travel and entertainment of approximately $32,000. The decreases reflect cost cutting measures implemented after the March 2011 change in management and the reassessment of the strategic direction of the company.

Depreciation expense for the three and six months ended February 29, 2012 was $467 and $467 compared to $2,159 and $7,191 for the same periods in 2011, respectively. The decreases resulted from assets becoming fully depreciated during the 2011 periods, partially offset by depreciation on an automobile acquired in the current period.

Interest expense for the three and six months ended February 29, 2012 was $448,472 and $776,830 compared to $259,047 and $435,152 for the same periods in 2011, respectively. The increases in interest expense resulted primarily from an increase in discounts attributable to the derivative conversion features of convertible notes issued.

We recorded expenses of $723,812 and $2,648,265 related to the change in value of derivative liabilities for the three and six months ended February 29, 2012 as compared to income of $167,776 and expense of 72,494 for the same periods in 2011, respectively. The increased derivative liability expense resulted from our issuance of convertible notes and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded a loss of $3,239 and income of $20,475 on debt redemptions for the three and six months ended February 29, 2012 compared to income of $48,341 and $30,844 for the same periods in 2011, respectively. The gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

Net Loss

We reported net losses of $1,283,482 and $3,630,677 for the three and six months ended February 29, 2012 compared to net losses of $325,007 and $1,794,184 for the same periods in 2011, respectively. We recorded an increase in net loss for the three and six months ended February 29, 2012 compared to the same periods in 2011 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $63,957 at February 29, 2012 compared to $303 at August 31, 2011. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $3,630,677 for the six months ended February 29, 2012 compared to a loss of $1,794,184 for the same period in 2011. Our current liabilities exceeded our current assets by $8,775,935 at February 29, 2012 and net cash used in operating activities for the six months ended February 29, 2012 was $202,669. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than a month and we estimate that we will need an infusion of capital of approximately $1,000,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of April 19, 2012, $58,469 of principal face value of the Greystone Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of April 19, 2012, the entire principal face value of the Greystone Debentures remains outstanding.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 19, 2012, $23,100 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of April 19, 2012, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  As of April 19, 2012, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of April 19, 2012, the entire principal face value of the Second IIG Debenture remains outstanding.

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

Subsequently, the Asher II Debenture was sold to IIG. As of April 19, 2012, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of April 19, 2012, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 19, 2012, the entire principal face value of the Third IIG Debenture remains outstanding.

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

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 19, 2012, the entire principal face value of the Flyback Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the six months ended February 29, 2012 was $202,669, which resulted primarily from a net loss of $3,630,677, which was offset by non-cash items for amortization of debt discount and finance cost of $689,443, change in fair value of derivative liability of convertible notes of $2,648,265 and depreciation of $467, such non-cash expenses partially offset by non-cash gain on conversion of debt of $20,475. We also had a net increase in accounts payable and accrued expenses of $110,308.

Net cash used in operating activities for the six months ended February 28, 2011 was $357,916, which resulted primarily from a net loss of $1,794,184, which was offset by issuance of options and common stock for services of $794,523, an increase in accrued expenses and other liabilities of $501,526 and changes in derivative liability of convertible notes of $72,494.

Investing Activities

Net cash used in investing activities for the six months ended February 29, 2012 was $8,402 for the purchase of an automobile. We had no investing expenditures for the six months ended February 28, 2011.

Financing Activities

Net cash provided by financing activities was $274,725 for the six months ended February 29, 2012. We received $300,000 in proceeds from the sale of a convertible note and repaid $25,275 of notes.

Net cash provided by financing activities was $318,500 for the six months ended February 28, 2011, of which $95,500 was from the sale of common stock and $223,000 from the sale of a convertible note.

As a result of the above activities, we experienced a net increase in cash of $63,654 during the six months ended February 29, 2012 compared to a decrease of $39,416 during the six months ended February 28, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Effective January 18, 2012, we hired Gregory Pippo as our interim Chief Financial Officer, replacing Lloyd Lapidus who was serving as both Chief Executive Officer and Chief Financial Officer.  Other than the engagement of Mr. Pippo, there were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

CLICKER INC.

Date: April 23, 2012	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus
Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2012	By:	/s/ GREGORY PIPPO
Gregory Pippo
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)