Form 10-Q
period 2012-05-31
CLICKER INC.
filed 2012-09-21
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
 Yes ☐ No ☒

As of September 17, 2012, there were 488,000 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

Report on Form 10-Q
For the quarter ended May 31, 2012

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2012 AND AUGUST 31, 2011
(Unaudited)

	MAY 31, 2012	AUGUST 31, 2011
Assets
Current Assets
Cash & cash equivalents	$19,499	$303
Accounts receivable, net	230	230
Total current assets	19,729	533

Property and equipment, net of accumulated depreciation of $1,167 and $0,
respectively	7,235	-
Other assets	10,565	-

Total assets	$37,529	$533

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,479,998	$1,367,479
Accrued expenses	1,092,453	981,195
Derivative liability	4,655,767	2,183,694
Due to related parties	22,683	22,683
Note payable	30,366	55,641
Convertible note payble, net	879,010	596,370
Total current liabilities	8,160,277	5,207,062

Redeemable preferred stock, Series B; par value $.001 per share; 100 shares
authorized, 100 and no shares issued and outstanding, respectively	10,000	-

Stockholders' Deficit
Preferred stock, undesignated, par value $.001 per share; 4,999,900 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,
488,000 and 381,251 shares issued and outstanding at
May 31, 2012 and August 31, 2011, respectively	488	381
Paid in capital	22,239,262	22,180,163
Shares to be issued	15,400	15,400
Accumulated deficit	(30,387,898)	(27,402,473)
Total stockholders' deficit	(8,132,748)	(5,206,529)

Total liabilities and stockholders' deficit	$37,529	$533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2012 AND 2011
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011

Net revenues	$-	$230	$366	$41,278

Operating expenses
Selling, general & administrative	97,356	287,232	318,512	1,633,670
Depreciation	700	106	1,167	7,297
Impairment expense - marketable securities	-	98,315	-	98,315
Total operating expenses	98,056	385,653	319,679	1,739,282

Income (Loss) from operations	(98,056)	(385,423)	(319,313)	(1,698,004)

Non-operating income (expense):
Interest expense	(316,152)	(823,030)	(1,092,982)	(1,258,182)
Change in derivative liability	1,059,460	(765,915)	(1,588,805)	(838,409)
Gain (loss) on debt redemption	-	(9,254)	20,475	21,590
Other income		358,055		358,055
Total non-operating income (expense)	743,308	(1,240,144)	(2,661,312)	(1,716,946)

Income (loss) before income taxes	645,252	(1,625,567)	(2,980,625)	(3,414,950)

Provision for income tax	-	-	4,800	4,800

Net income (loss)	645,252	(1,625,567)	(2,985,425)	(3,419,750)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	-	(142,873)	-	(37,194)
Comprehensive income (loss)	$645,252	$(1,768,440)	$(2,985,425)	$(3,456,944)

Basic net income (loss) per share	$1.33	$(6.31)	$(6.47)	$(15.35)

Diluted income (loss) per share	$1.33	$(6.31)	$(6.47)	$(15.35)

Basic and diluted weighted average shares of common stock outstanding*	485,598	257,678	461,697	222,787

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,985,425)	$(3,419,750)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,167	7,297
Impairment of marketable securities		98,315
Change in derivative liability	1,588,805	838,409
(Gain) loss on debt redemption	(20,475)	(21,590)
Issuance of options and warrants for services	-	762,880
Shares issued for services	-	76,643
Finance cost	10,000	-
Amortization of debt discount	940,251	1,163,413
Other income		(358,055)
Change in assets and liabilities:
Receivables	-	(10,502)
Loan and other current assets	(10,565)	52,036
Accounts payable	112,521	24,798
Accrued expenses and other liabilities	116,594	277,090
Net cash used in operating activities	(247,127)	(509,016)

Cash flows from investing activities:
Acquisition of asset	(8,402)
Net cash used by investing activities	(8,402)	-

Cash flows from financing activities:
Cash payments on notes	(25,275)	-
Cash proceeds from convertible note	300,000	373,275
Cash received from sale of common stock	-	95,500
Net cash provided by financing activities	274,725	468,775

Net increase (decrease) in cash & cash equivalents	19,196	(40,241)

Cash & cash equivalents, beginning balance	303	44,700

Cash & cash equivalents, ending balance	$19,499	$4,459

Supplemental disclosure for cash flow information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Face value of notes and interest converted to common stock	$16,737	$265,594
Fair value of common stock issued or to be issued upon conversion of notes	$59,206	$642,909
Derivative liability of convertible notes at date of issue	$344,889	$1,116,379
Derivative liability charged off upon conversion of notes	$60,379	$432,215
Unamortized discount charged off upon conversion of notes	$1,573	$39,136
Preferred stock issued as payment of finance cost	$10,000	$-
Issuance of shares for accrued fees and services	$-	$18,351

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

NOTE 2 ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial information included herein has been prepared by the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at August 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

Basic and Diluted Net Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock options. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 15,604,813 common share equivalents at May 31, 2012 and 1,298,607 at May 31, 2011. These potential shares of common stock have been excluded from the computation of diluted net income (loss) per share for the three and nine month periods ended May 31, 2012 and 2011, respectively, as their effect is anti-dilutive.

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

NOTE 3 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $30,387,898 as of May 31, 2012 and has incurred a net loss of $2,985,425 for the nine months ended May 31, 2012. In addition, The Company’s current liabilities exceed its current assets by $8,140,548 at May 31, 2012. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 FAIR VALUE MEASUREMENTS

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at	Fair Value Measurement Using
	May 31, 2012	Level 1	Level 2	Level 3

Conversion feature derivative liability	$4,655,767	$—	$—	$4,655,767

	$4,655,767	$—	$—	$4,655,767

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine month periods ended May 31, 2012 and 2011.

	2012	2011
Balance at beginning of period	$2,183,694	$364,327
Additions to derivative instruments	943,647	1,116,379
Change in fair value of warrant liability	1,588,805	838,409
Conversion of debentures	(60,379)	(432,215)
Balance at end of period	$4,655,767	$1,886,900

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2012	August 31, 2011
Accrued consulting fees	$49,331	$49,331
Accrued interest	305,087	167,692
Accrued salaries and payroll taxes	630,849	572,818
Professional fees and others	107,186	191,354
	$1,092,453	$981,195

NOTE 6 NOTE PAYABLE

During the nine months ended May 31, 2012 the Company repaid three promissory notes in the aggregate amount of $25,275.

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

During the nine months ended May 31, 2012 an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock.

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of May 31, 2012 and effective as of March 1, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of May 31, 2012 the fair value of the conversion features subject to derivative accounting was $4,655,767. The value of the conversion features as of May 31, 2012 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 521%; and (4) expected life of the conversion features of 1 year.

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

Common Stock

During the nine months ended May 31, 2012, an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock.

During the nine months ended May 31, 2011 the Company issued 77,892 shares of common stock for aggregate redemption of $577,449 of notes payable and convertible notes payable.

During the nine months ended May 31, 2011 the Company issued 11,067 shares of common stock, valued at $69,351, to consultants in exchange for their services.

During the nine months ended May 31, 2011, the Company received a total of $95,500 from consultants upon exercise of existing stock options. The Company issued 704 shares against $80,100 received and recorded the remaining of $15,400 as shares to be issued in the accompany financial statements.

NOTE 9 INCOME TAXES

Our effective tax rates were approximately 0.0% for the nine months ended May 31, 2012 and 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the three month periods ended May 31, 2012 and 2011 was $2,142 and $2,535, respectively. Rent expense under the operating leases for the nine month periods ended May 31, 2012 and 2011 was $3,785 and $25,861, respectively. The Company has no future lease obligations.

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

NOTE 11 SUBSEQUENT EVENTS

On August 28, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Millennium Investment Realty, LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $50,000 (the “Debenture”).

The Debenture matures on February 28, 2014 (the “Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Debenture at any time without penalty upon five days prior written notice to the Investor.

The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties.

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

OVERVIEW

We are a web publisher brand builder focused on developing stand-alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation global internet users. We will, when appropriate, acquire properties outright that fit our business model.

When we develop websites, the development process has four main stages:

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

 U-Furnish.com

This is a Furniture e-commerce site that we acquired May 31, 2012. U-Furnish.com has been in business providing affordable, modern urban style furniture since 2010. We will be selling the product on line, and rely on a third party drop shipper and manufacturer to fulfill orders to avoid any of the associated expenses that come with production and warehousing product. We are in the process of putting the appropriate resources in place to scale operations including dedicated customer service staff. Management plans to build revenue with a pay per click marketing campaign and expansion of the available product lines.

Plan of Operations

Management has created a focus on revenue producing website acquisition and build out in the e-commerce space. We believe this category represents meaningful potential. Management continues to look at other e-commerce opportunities as well as it plans to further build out its presence in the e-commerce space. Management continues to evaluate the strategic disposition, and or monetization of existing properties in its portfolio of website properties. We are considering the best ways to maximize the value of our intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out our potentially productive intellectual assets.

Results of Operations

Our consolidated results of operations for the three and nine month periods ended May 31, 2012 and 2011 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc.

Revenues

Revenues for the three and nine month periods ended May 31, 2012 were $0 and $366 compared to $230 and $41,278 for the same periods in 2011, respectively. Revenues decreased since we have been unable, to date, to attract new clients for our business of web development and brand builder or generate material revenue to date from any new initiatives.

Operating Expenses

Selling, general, and administrative expenses for the three and nine months ended May 31, 2012 were $97,356 and $318,512 compared to $287,232 and $1,633,670 for the same periods in 2011, respectively. Expenses decreased by $189,876 (66%) and $1,315,158 (81%) during the three and nine months ended May 31, 2012 as compared to the same periods in 2011, respectively. The decrease for the three month period resulted primarily from decreases in compensation of approximately $107,000 and professional fees of approximately $58,000. The decrease for the nine month period resulted primarily from decreases in compensation of approximately $978,000, consulting fees of approximately $194,000, professional fees of approximately $40,000, rent expense of approximately $22,000 and travel and entertainment of approximately $27,000. The decreases reflect cost cutting measures implemented and the reassessment of the strategic direction of the company.

Depreciation expense for the three and nine months ended May 31, 2012 was $700 and $1,167 compared to $106 and $7,297 for the same periods in 2011, respectively. The increase in the three month period resulted from the acquisition of an automobile during the current year. The decrease for the nine month period resulted from assets becoming fully depreciated during the 2011 period, partially offset by depreciation on the automobile acquired in the current year.

Interest expense for the three and nine months ended May 31, 2012 was $316,152 and $1,092,982 compared to $823,030 and $1,258,182 for the same periods in 2011, respectively. The decreases in interest expense resulted primarily from a decrease in discounts attributable to the derivative conversion features of convertible notes issued.

We recorded income of $1,059,460 and expense of $1,588,805 related to the change in value of derivative liabilities for the three and nine months ended May 31, 2012 as compared to expenses of $765,915 and $838,409 for the same periods in 2011, respectively. The variances in derivative liability income and expense resulted from our issuance of convertible notes and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded income of $0 and $20,475 on debt redemptions for the three and nine months ended May 31, 2012 compared to a loss of $9,254 and income of $21,590 for the same periods in 2011, respectively. The gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

Net Income (Loss)

We reported net income of $645,252 and net loss of $2,985,425 for the three and nine months ended May 31, 2012 compared to net losses of $1,625,567 and $3,419,750 for the same periods in 2011, respectively. We recorded an increase in net income and a decrease in net loss for the three and nine months ended May 31, 2012 compared to the same periods in 2011 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $19,499 at May 31, 2012 compared to $303 at August 31, 2011. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $2,985,425 for the nine months ended May 31, 2012 compared to a net loss of $3,419,750 for the same period in 2011. Our current liabilities exceeded our current assets by $8,140,548 at May 31, 2012 and net cash used in operating activities for the nine months ended May 31, 2012 was $247,127. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for software development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than a month and we estimate that we will need an infusion of capital of approximately $500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of August 17, 2012, $58,469 of principal face value of the Greystone Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of August 17, 2012, the entire principal face value of the Greystone Debentures remains outstanding.

Lotus Financing

On July 14, 2010, the Company entered into a Securities Purchase Agreement with Lotus Funding Group, LLC, an accredited investor (“Lotus”), providing for the sale by the Company to Lotus of a 10% convertible debenture in the principal amount of $55,000 (the “Lotus Debenture”).

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of August 17, 2012, $23,100 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of August 17, 2012, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  As of August 17, 2012, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matures on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of August 17, 2012, the entire principal face value of the Second IIG Debenture remains outstanding.

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

Subsequently, the Asher II Debenture was sold to IIG. As of August 17, 2012, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of August 17, 2012, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of August 17, 2012, the entire principal face value of the Third IIG Debenture remains outstanding.

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

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of August 17, 2012, the entire principal face value of the Flyback Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2012 was $247,127, which resulted primarily from a net loss of $2,985,425, which was offset by non-cash items for amortization of debt discount and finance cost of $950,251, change in fair value of derivative liability of convertible notes of $1,588,805 and depreciation of $1,167, such non-cash expenses partially offset by non-cash gain on conversion of debt of $20,475. We also had a net increase in accounts payable and accrued expenses of $229,115.

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

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2012 was $8,402 for the purchase of an automobile. We had no investing expenditures for the nine months ended May 31, 2011.

Financing Activities

Net cash provided by financing activities was $274,725 for the nine months ended May 31, 2012. We received $300,000 in proceeds from the sale of a convertible note and repaid $25,275 of notes.

Net cash provided by financing activities was $468,775 for the nine months ended May 31, 2011, of which $95,500 was from the sale of common stock and $373,275 from the sale of convertible notes.

As a result of the above activities, we experienced a net increase in cash of $19,196 during the nine months ended May 31, 2012 compared to a decrease of $40,241 during the nine months ended May 31, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

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

Based on our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TPF Partners vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-2010-00363315. On April 15, 2010, TPF filed a complaint for a unlawful retainer against us for unpaid rent, late charges and other amounts in the sum of $28,061.56, as of March 12, 2010. On June 25, 2010, a default judgment was awarded in favor of TPF Partners, which judgment was not paid. On May 22, 2012, an amended complaint was filed for damages of $79,134.89.  On August 14, 2012, TPF Partners made a motion for an entry of default judgment against us in the amount of $88,682.72.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2012, we issued 20,000 shares of our common stock upon conversion of $1,500.00 of an outstanding convertible debenture held by Lotus Funding Group, LLC. The securities were issued in private placement transaction pursuant to Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
____________________
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

CLICKER INC.

Date: September 21, 2012	By:	/s/ LLOYD LAPIDUS
Lloyd Lapidus
Chief Executive Officer (Principal Executive Officer)