Form 10-K
period 2012-08-31
CLICKER INC.
filed 2012-12-27
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2012

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
Common Stock, $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yeso No☒

The aggregate market value of the voting common equity held by non-affiliates as of February 29, 2012, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $216,662. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of December 13, 2012, there were 488,000 shares of registrant’s common stock outstanding.

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

 OUR WEB PROPERTIES

Sippinit.com

Sippinit.com is an online pop, entertainment and gossip property that will incorporate social networking with entertainment. We have launched this property under www.celebritymagazineonline.com.  The social media capabilities of this property have not been developed and are not expected to be developed any time soon.

Sportsgulp.net

Sportsgulp.net is a social networking website and gossip channel for sports enthusiasts. The website was launched in 2011. Plans call for the property to pull conventional sports feeds while allowing users a more interactive social networking component whereby the sports community could be more interactive with each other by incorporating social networking tools. The social media capabilities of this property have not been developed and are not expected to be developed any time soon.

Wallst.net and Mywallst.net

We have re-launched wallst.net as a news consumption property, and advertising platform. This aggregates financial news and information from the web.

Dahoodbuzz.com

Dahoodbuzz.com, is a news consumption property, and advertising platform. This aggregates hip hop and urban news from the web.

U-Furnish.com

This is a Furniture e-commerce site that we acquired May 31, 2012. U-Furnish.com has been in business providing affordable, modern urban style furniture since 2010. We will be selling the product on line, and rely on a third party drop shipper and manufacturer to fulfill orders to avoid any of the associated expenses that come with production and warehousing product.  Management plans to further build revenue by continuing the ongoing pay per click marketing campaign and expansion of the available product lines. The initial marketing campaign included seven marketing channels. Plans call for an increase in the number of marketing channels to further improve on the click to sale ratio. Management is evaluating the addition of a new line of furniture as well as expanding to home accessories. During the fiscal year ended August 31, 2012, u-furnish generated revenue of $2,528.

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

Employees

As of December 1, 2012, we employed one full-time employee, our Interim Chief Executive Officer.

Item 1A. Risk Factors

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $1,813,318 and $4,079,483 for the years ended August 31, 2012 and 2011, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These losses are largely associated with the operation of our financial related properties.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated December 27, 2012, our independent auditors stated that our financial statements for the year ended August 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Web sites have in the past, and may in the future experience slower response times or other problems for a variety of reasons.  Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of information. In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web sites as not functioning properly, and therefore cause them to use other methods to obtain their business and financial news and other information.

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

THE DIMINUTION OR LOSS, MISAAPROPRIATION OR LEGAL CLAIMS ON THE BRAND NAME "WALLST.NET" “FORWANT”, “CASHCLICKER”, “ITSMYLOCAL”, “U-FURNISH” AND OUR OTHER DEVELOPING PROPERTIES WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

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

We hold the Internet domain names “www.forwant.com”, “www.cashclicker.com”, “www.itsmylocal.com”, “www.sippinit.com”, www.sportsgulp.net”,  www.wallst.net and “u-furnish.com”. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

As of August 31, 2012, we had 488,000 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 17,254,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures will increase if the market price of our stock declines. Almost all of the shares issuable upon conversion of the outstanding convertible debentures may be sold without restriction pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. We currently have insufficient common shares available to enable the conversion of our convertible debt or the exercise of our outstanding stock options.

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

WE ARE CURRENTLY IN DEFAULT UNDER A SIGNIFICANT AMOUNT OF OUR OUTSTANDING CONVERTIBLE DEBENTURES.

A number of our convertible debentures remain outstanding subsequent to their maturity dates. The aggregate principal face amount of convertible debentures in default is approximately $746,000 as of August 31, 2012. We are currently working with the debt holders on making arrangements to honor our obligations under the debentures, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the debentures.

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

Intellectual Property, Proprietary Rights and Domain Names

We own the domain names “www.forwant.com”, “www.cashclicker.com”, “www.itsmylocal.com”, “www.sippinit.com”, www.sportsgulp.net”, “www.wallst.net”, www.u-furnish.com and “www.financialfilings.com”. We believe our ownership of these domain names gives us adequate protection over them and we intend to keep them in our possession.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Pink Sheets under the symbol CLKZ. Prior to January 20, 2011, our common stock traded on the Over-the-Counter Bulletin Board under the symbol CLKZ.  The following table sets forth, for the period indicated, the range of high and low trading prices reported by the Pink Sheets or Over-the-Counter Bulletin Board, as applicable. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Fiscal Year Ended August 31, 2012:
First Quarter	$1.3514	$0.15
Second Quarter	0.60	0.18
Third Quarter	0.60	0.16
Fourth Quarter	0.45	0.20
Fiscal Year Ended August 31, 2011:
First Quarter	$174.30	$42.00
Second Quarter	510.00	1.80
Third Quarter	10.50	1.50
Fourth Quarter	2.10	0.30

Holders

On December 13, 2012 the closing price for our common stock on the Over-the-Counter Bulletin Board was $0.05 per share. On December 13, 2012, there were 751 shareholders of record of our common stock.

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

None.

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

Results of Operations

Our consolidated results of operations for the years ended August 31, 2012 and 2011 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc. Our subsidiaries were inactive during the year ended August 31, 2012.

Revenues

Revenues for the year ended August 31, 2012 were $2,665 compared to $41,570 for the year ended August 31, 2011. Revenues decreased by $38,905 (94%) during the year ended August 31, 2012 since we have been unable, to date, to attract new clients for our business of web development and brand builder or generate material revenue to date from any new initiatives.

Operating Expenses, Other Expense and Other Income

Selling, general, and administrative expenses for the year ended August 31, 2012 were $347,158 compared to $1,738,806 for the year ended August 31, 2011, a decrease of $1,391,648 (80%). The decrease for 2012 period resulted primarily from decreases in compensation of approximately $1,014,000, consulting fees of approximately $114,000, professional fees of approximately $47,000, rent expense of approximately $25,000 and travel and entertainment of approximately $27,000. The decreases reflect cost cutting measures implemented and the reassessment of the strategic direction of the company.

Depreciation expense for the year ended August 31, 2012 was $1,867 compared to $7,297 for the year ended August 31, 2011. The decrease resulted from assets becoming fully depreciated during the 2011 period, partially offset by depreciation on the automobile acquired during the year ended August 31, 2012.

 Impairment of marketable securities for the year ended August 31, 2011 was $98,442 with no comparable expense for the year ended August 31, 2012. During the year ended August 31, 2011 we fully impaired our marketable securities based on the inability to dispose of these types of securities.

Interest expense for the year ended August 31, 2012 was $1,331,748 compared to $1,364,741 for the year ended August 31, 2011. The decrease in interest expense for the year ended August 31, 2012 resulted primarily from a decrease in discounts attributable to the conversion features of convertible notes issued during the year ended August 31, 2012.

We recorded expense of $150,885 related to the change in value of derivative liabilities for the year ended August 31, 2012 as compared to $1,197,519 for the year ended August 31, 2011. The variance in derivative liability expense resulted from our issuance of convertible notes and the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded gain of $20,475 on debt redemptions for the year ended August 31, 2012 compared to a loss of $212,791 for the year ended August 31, 2011. The gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

During the year ended August 31, 2011, we entered into several settlement agreements with prior officers and directors, whereby we were released from $503,257 of prior employment-related obligations. In connection with this release, we recorded $503,257 as other income, included in total other income of $503,343. There was no other income for the year ended August 31, 2012.

Net Loss

We reported a net loss of $1,813,318 for the year ended August 31, 2012 compared to a net loss of $4,079,483 for the year ended August 31, 2011.  We recorded a decrease in net loss for the year ended August 31, 2012 of $2,266,165 compared to 2011 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $32,734 at August 31, 2012 compared to $303 at August 31, 2011. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,813,318 for the year ended August 31, 2012 compared to a loss of $4,079,483 for the year ended August 31, 2011. Our current liabilities exceeded our current assets by $6,967,741 at August 31, 2012 and net cash used in operating activities for the year ended August 31, 2012 was $283,892. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for website development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than three months and we estimate that we will need an infusion of capital of approximately $500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of December 13, 2012, $58,469 of principal face value of the Greystone Debenture remains outstanding.

Greystone Private Placement

On July 2, 2010, we entered into two Securities Purchase Agreements with Greystone providing for the sale to Greystone of (i) a convertible debenture in the principal amount of $50,000 (the “First Debenture”) and (ii) a convertible debenture in the principal amount of $20,000 (the “Second Debenture”, and together with the First Debenture, the “Greystone Debentures”). The Debentures matured on the first anniversary of the date of issuance and bear interest at the annual rate of 10%.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of December 13, 2012, the entire principal face value of the Greystone Debentures remains outstanding.

Lotus Financing

On July 14, 2010, the Company entered into a Securities Purchase Agreement with Lotus Funding Group, LLC, an accredited investor (“Lotus”), providing for the sale by the Company to Lotus of a 10% convertible debenture in the principal amount of $55,000 (the “Lotus Debenture”). The Lotus Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.

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

 Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 13, 2012, $23,100 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of December 13, 2012, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  Subsequently, the Assurance  Debenture was sold to Flyback, LLC. As of December 13, 2012, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of December 13, 2012, the entire principal face value of the Second IIG Debenture remains outstanding.

Asher Financing II

On January 28, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $32,500 (the “Asher II Debenture”). The Asher II Debenture was amended on February 9, 2011 to allow us to prepay the Asher II Debenture within the first 180 days after issuance. The Asher II Debenture matured on November 2, 2011 and bears interest at the annual rate of 8%.

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

 Subsequently, the Asher II Debenture was sold to IIG. As of December 13, 2012, the entire principal face value of the Asher II Debenture remains outstanding.

Greystone Financing

On February 17, 2011, the Company entered into a Securities Purchase Agreement with Greystone providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $30,500 (the “Second Greystone Debenture”).

The Second Greystone Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of December 13, 2012, the entire principal face value of the Second Greystone Debenture remains outstanding.

IIG Financing III

On March 7, 2011, the Company entered into a Securities Purchase Agreement with IIG providing for the sale by the Company to IIG of a 10% convertible debenture in the principal amount of $130,000 (the “Third IIG Debenture”). The Third IIG Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 13, 2012, the entire principal face value of the Third IIG Debenture remains outstanding.

Flyback Financing

On September 21, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Flyback, LLC, an accredited investor (“Flyback”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $300,000 (the “Flyback Debenture”). The Flyback Debenture matures on March 20, 2013 (the “Flyback Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Flyback Maturity Date although the Company has the ability to repay the Flyback Debenture at any time without penalty upon five days prior written notice to Flyback.

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 13, 2012, the entire principal face value of the Flyback Debenture remains outstanding.

Millennium Financing

On August 28, 2012, the Company entered into a Securities Purchase Agreement with Millennium Investment Realty, an accredited investor (“Millennium”), providing for the sale by the Company to Millennium of a 10% convertible debenture in the principal amount of $50,000 (the “Millennium Debenture”). The Millennium Debenture matures on February 28, 2014 (the “Millennium Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Millennium Maturity Date although the Company has the ability to repay the Millennium Debenture at any time without penalty upon five days prior written notice to Millennium.

Millennium may convert, at any time, the outstanding principal and accrued interest on the Millennium Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Millennium has agreed to restrict its ability to convert the Millennium Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Millennium in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 13, 2012, the entire principal face value of the Millennium Debenture remains outstanding.

Milstein Financing

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Monroe Milstein, an accredited investor (“Milstein”), providing for the sale by the Company to Milstein of a 10% convertible debenture in the principal amount of $200,000 (the “Millennium Debenture”). The Millennium Debenture matures on October 26, 2014 (the “Milstein Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Milstein Maturity Date although the Company has the ability to repay the Milstein Debenture at any time without penalty upon five days prior written notice to Milstein.

Milstein may convert, at any time, the outstanding principal and accrued interest on the Milstein Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Milstein has agreed to restrict its ability to convert the Milstein Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Milstein in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of December 13, 2012, the entire principal face value of the Milstein Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the year ended August 31, 2012 was $283,892 which resulted primarily from a net loss of $1,813,318, which was offset by non-cash items for amortization of debt discount and finance cost of $1,149,258, change in fair value of derivative liability of convertible notes of $150,885 and depreciation of $1,867, such non-cash expenses partially offset by non-cash gain on conversion of debt of $20,475. We also had a net increase in accounts payable and accrued expenses of $258,226, primarily as a result of an increase in accrued interest of $177,154.

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

Investing Activities

Net cash used in investing activities for the year ended August 31, 2012 was $8,402 for the purchase of an automobile. There was no cash used by investing activities in 2011.

Financing Activities

Net cash provided by financing activities was $324,725 for the year ended August 31, 2012. We received $350,000 in proceeds from the sale of convertible notes and repaid $25,275 of notes.

 Net cash provided by financing activities was $473,775 for the year ended August 31, 2011, of which $95,500 was from the exercise of stock options and $378,275 from the sale of notes and convertible notes.

As a result of the above activities, we had a net increase in cash of $32,431 during the year ended August 31, 2012 compared to a decrease of $44,397 during the year ended August 31, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

Application of Critical Accounting Policies

Revenue Recognition

Revenue is recorded on the basis of services provide to our clients, and is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”). ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance effective May 1, 2012, and its implementation did not have a material impact on our consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	POSITIONS HELD
Willis Arndt, Jr.	46	Interim Chief Executive Officer
Dov Konetz	30	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Willis Arndt, Jr., Interim Chief Executive Officer

Mr. Adndt has been our interim chief executive officer since November 2012.  Since 2002, Mr. Arndt has been the Managing Partner of Arndt Strategies, Ltd., an advisory firm that works with entrepreneurs to develop, initiate, and execute business ideas focused on leveraging the internet and with established companies to improve management implementation, operations, operational efficiency, operating margins and to increase revenues and clients. Mr. Arndt currently sits on the board of directors of FLIMP Rich Video Media, Couples of Equality and Miami Beach Pride.  Between 2006 and October 2011, Mr. Arndt served as Executive Vice President of Business Development & Strategy for MerchantAdvantage, LLC, a Miami, Florida and Dallas, Texas based eCommerce data mapping and marketing technology company, which he also cofound.  Between 2000 and 2002, Mr. Arndt served as the President and Trustee of Tribe Enterprises, Ltd and Tribe USA, the U.S. subsidiaries of an Australia-based new media company. Between 1997 and 2000, Mr. Arndt served as Executive Producer of Journey Management & Productions, a film and television production company. Previously, Mr. Arndt served as an investment banker with Morgan Stanley & Co. Incorporated.  A dedicated philanthropist Mr. Arndt has raised over $10M for dedicated nonprofits and other non-business related organizations since 2002. Mr. Arndt holds a BA in Political History from Yale University and an MBA from Harvard University.

Dov Konetz, Director

Mr. Konetz has been a director since October 2012.  Mr. Konetz has worked for Peoples Insurance Claim Center since 2003, handling appraisals and mediation negotiations related to insurance claims.  Mr. Konetz holds a Florida Department of Insurance Adjusting License, which he has held since 2003.  Mr. Konetz currently serves or has served on the Board of Directors of various non-profit organizations, including Miami Beach Police Athletic League (2008 – present), Miami Beach Police Relations Committee (City Board) (2010 – 2012), Mt. Sinai Hospital (2008), Hebrew Homes (2009 – present), Mirador Master Association (2007 – present) and Kiwanis Club Miami Beach (2009 – 2010).  In addition, Mr. Konetz served as the Vice President of the Miami Beach Police Athletic League between 2010 and 2011.

Board Meetings

To the best of management’s knowledge, during the year ended August 31, 2012, the Board of Directors held no board meetings to conduct business. The Board approved certain actions by unanimous written consent.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as disclosed below, we believe that, during fiscal 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

·	A late Form 3 was filed by Gregory Pippo on January 31, 2012 relating to his appointment as an officer on January 18, 2012.

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Lloyd Lapidus	2012	37,160	-	-		-		37,160
Chairman, Chief Executive Officer and Director (1)	2011	80,000	-	45,000	(2)	-		125,000

Albert Aimers	2011	124,829	-	-		100,000	(4)	224,829
Former Chief Executive Officer (3)

(1) Mr. Lapidus has served as Chairman, Chief Executive Officer and Director between March 7, 2011 and October 9, 2012.
(2) Represents grant date fair value of 3,000,000 options granted to Mr. Lapidus computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R).
(3) Mr. Aimers served as Chief Executive Officer until March 7, 2011.
(4) Represents a severance payment made to Mr. Aimers.

Employment Agreements with Executive Officers

On November 26, 2012, we entered into an employment agreement (the “Agreement”) with Mr. Arndt to serve as interim Chief Executive Officer. The Agreement runs on a month to month basis, and can be terminated by the Company or Mr. Arndt upon 30 days prior written notice. The base salary under the Agreement is a monthly gross salary of $3,000. Mr. Arndt is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of August 31, 2012.

Name		Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Lloyd Lapidus	`	10,000	-	$6.00	March 7, 2016

Director Compensation

None.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 13, 2012.

-	by each person who is known by us to beneficially own more than 5% of our common stock;
-	by each of our officers and directors; and
-	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Willis Arndt, Jr.	0		0%
Dov Konetz	0		0%
All Officers and Directors as a Group (2 persons)	0		0%

Thalia Woods Management Inc.
560 Peoples Plaza, #325F
Austin, Texas 78711	89,230	(4)	18.28%

(1)	The address for our officer and director is 1111 Kane Concourse, Suite 304, Bay Harbor Islands, Florida 33154.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 13, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 488,000 shares of common stock outstanding.
(4)	As reported pursuant to a shareholder list from the Company’s transfer agent on December 13, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2007 Equity Plan and the 2009 Non-Qualified Stock Option Plan, which were approved by the Board of Directors, and the 2010 Equity Incentive Plan approved by the Board of Directors and shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	54	$24.00	25

Equity compensation plan approved by security holders (2)	-	$-	23

Equity compensation plan approved by security holders (3)	4,245	$120.00	6,900

Total	4,299	$120.00	6,948

(1)
We established an equity compensation plan pursuant to which options to acquire a maximum of 78 shares of our common stock were reserved for grant (the “2007 Equity Plan”).  As of August 31, 2012, included above in the 2007 Equity Plan are 54 shares issuable upon exercise of options granted to employees and directors.

(2)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 23 shares of our common stock were reserved for grant (the “2009 Non-Qualified Plan”). As of August 31, 2012, no options under the 2009 Non-Qualified Plan were issued or outstanding.

(3)
We established 2010 Incentive Stock Plan pursuant to which options to acquire a maximum of 13,334 shares of our common stock were reserved for grant (the “2010 Incentive Stock Plan”). As of August 31, 2012, 1,334 shares were issued to consultants for $225,000 worth of services and 5,100 options were granted to consultants.

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

On April 12, 2010, we issued 88,889 shares of our common stock to Junior Capital Inc., of which Albert Aimers, our Chief Executive Officer, is the majority shareholder and sole officer and director, for the retirement of $800,000 in accrued debt and compensation we owed to Mr. Aimers.

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

Pursuant to the Separation Agreement, the Company paid Aimers $100,000 upon execution. In addition, the Company entered into a web hosting services agreement (the “Hosting Agreement”) with Junior Capital, Inc., (“Junior Capital”) a company controlled by Aimers.  The Hosting Agreement provided that the Company would pay Junior Capital a monthly fee of $10,000, of which $8,000 could be deferred for up to six months, in exchange for web hosting services related to the Company’s websites. The Hosting Agreement was for six months, and could be terminated by the Company upon 30 days prior written notice. Effective March 27, 2011, the parties agreed to terminate the Hosting Agreement.

In connection with the Separation Agreement, Aimers agreed to return all shares of Class A Preferred Stock owned by Aimers or Junior Capital to the Company for cancellation.  In addition, Aimers agreed to return 8,924 shares of Common Stock owned by Aimers and/or Junior Capital to the Company for cancellation.  The remaining 76,980 shares of Common Stock owned by Aimers and/or Junior Capital are subject to a one-year lock-up agreement and a share forfeiture agreement (“Forfeiture Agreement”).  Pursuant to the Forfeiture Agreement, Aimers and Junior Capital agreed to forfeit the remaining shares of common stock owned by them if the Company achieves an aggregate of $100,000 in gross revenues from operations within 12 months of the date of the Forfeiture Agreement.

On April 27, 2011, the Company and Aimers entered into Amendment to the Separation Agreement (the “Amendment”), pursuant to which the cancellation and forfeiture of the shares owned by Aimers and Junior Capital was terminated, and the Company consented to such shares being sold to a third party.

Furthermore, pursuant to the Separation Agreement, the Company was released from certain outstanding liabilities to employees and/or directors of the Company.

 Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements during the years ended August 31, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $54,000 and $47,500, respectively.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended August 31, 2012 and 2011 for audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us for tax related work during the fiscal years ended August 31, 2012 and 2011.

All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended August 31, 2012 or 2011 for other services.

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

3.05
Certificate of Designation of Series B Preferred Stock, filed with the Nevada Secretary of State on January 9, 2012, filed as an exhibit to the quarterly report on Form 10-Q, filed with the Securities Exchange Commission on January 17, 2012 and incorporated herein by reference.

3.06
Certificate of Amendment, filed with the Nevada Secretary of State on February 22, 2012, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 27, 2012 and incorporated herein by reference.

3.07	Bylaws, filed as an exhibit to the Registration Statement on Form 10SB-12G, filed with the Securities Exchange Commission on June 25, 2001 and incorporated herein by reference.
3.08	Plan and Agreement of Reorganization, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities Exchange Commission on September 23, 2005 and incorporated herein by reference.
3.00
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

10.52
Form of Onmibus Waiver and Modification Agreement, entered into by and among Clicker Inc., Greystone Capital Partners, Inc., Lotus Funding Group, LLC, IIG Management LLC, Assurance Funding Solutions LLC and Flyback, LLC, effective as of January 9, 2012, filed as an exhibit to the quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on January 17, 2012 and incorporated herein by reference.

10.53
Employment Agreement, dated as of January 18, 2012, by and between CLICKER Inc. and Greg Pippo, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2012 and incorporated herein by reference.

10.54
Securities Purchase Agreement, dated as of August 28, 2012, by and between CLICKER Inc. and Millennium Investment Realty, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2012 and incorporated herein by reference.

10.55
Form of Convertible Debenture, dated August 28, 2012, issued to Millennium Investment Realty, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2012 and incorporated herein by reference.

10.56
Securities Purchase Agreement, dated as of October 26, 2012, by and between CLICKER Inc. and Monroe Milstein, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2012 and incorporated herein by reference.

10.57
Form of Convertible Debenture, dated October 26, 2012, issued to Monroe Milstein, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2012 and incorporated herein by reference.

10.57
Employment Agreement, dated as of  November 26, 2012, by and between Clicker Inc. and Willis “Chip” Arndt, Jr., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2012 and incorporated herein by reference.

14.01	Code of Ethics, filed as an exhibit to the annual report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2009 and incorporated herein by reference.
21.01	List of Subsidiaries of the Registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on December 12, 2008 and incorporated herein by reference.
23.01	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 SCH	XBRL Taxonomy Extension Schema Document*
101 CAL	XBRL Taxonomy Calculation Linkbase Document*
101 LAB	XBRL Taxonomy Labels Linkbase Document*
101 PRE	XBRL Taxonomy Presentation Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKER INC.

Date: December 27, 2012	By:	/s/ WILLIS ARNDT, JR.
Willis Arndt, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DOV KONETZ Dov Konetz	Director	December 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Clicker Inc.

We have audited the accompanying consolidated balance sheets of Clicker Inc. and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clicker Inc. and Subsidiaries as of August 31, 2012 and 2011 and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended August 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 29,215,791 as of August 31, 2012 and has incurred a net loss of $ 1,813,318 for the year ended August 31, 2012. These factors as discussed in the Note 3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
December 27, 2012

CLICKER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2012 AND 2011

	AUGUST 31, 2012	AUGUST 31, 2011
Assets
Current Assets
Cash & cash equivalents	$32,734	$303
Accounts receivable, net	-	230
Total current assets	32,734	533

Property and equipment, net of accumulated depreciation of $1,867 and $0,
respectively	6,535	-
Other assets	10,565	-

Total assets	$49,834	$533

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,495,662	$1,367,479
Accrued expenses	1,105,900	981,195
Derivative liability	3,416,488	2,183,694
Due to related parties	22,683	22,683
Note payable	30,366	55,641
Convertible note payble, net	929,376	596,370
Total current liabilities	7,000,475	5,207,062

Redeemable preferred stock, Series B; par value $.001 per share; 100 shares
authorized, 100 and no shares issued and outstanding, respectively	10,000	-

Stockholders' Deficit
Preferred stock, undesignated, par value $.001 per share; 4,999,900 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,
488,000 and 381,251 shares issued and outstanding at
August 31, 2012 and 2011, respectively	488	381
Paid in capital	22,239,262	22,180,163
Shares to be issued	15,400	15,400
Accumulated deficit	(29,215,791)	(27,402,473)
Total stockholders' deficit	(6,960,641)	(5,206,529)

Total liabilities and stockholders' deficit	$49,834	$533

The accompanying notes are an integral part of these consolidated financial statements.

CLICKER INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

	YEARS ENDED AUGUST 31,
	2012	2011

Net revenues	$2,665	$41,570

Operating expenses
Selling, general & administrative	347,158	1,738,806
Depreciation	1,867	7,297
Impairment expense - marketable securities	-	98,442
Total operating expenses	349,025	1,844,545

Loss from operations	(346,360)	(1,802,975)

Non-operating income (expense):
Interest expense	(1,331,748)	(1,364,741)
Change in derivative liability	(150,885)	(1,197,519)
Gain (loss) on debt redemption	20,475	(212,791)
Other income	-	503,343
Total non-operating income (expense)	(1,462,158)	(2,271,708)

Loss before income taxes	(1,808,518)	(4,074,683)

Provision for income tax	4,800	4,800

Net loss	(1,813,318)	(4,079,483)

Other comprehensive loss:
Unrealized loss on marketable securities	-	(37,194)
Comprehensive loss	$(1,813,318)	$(4,116,677)

Basic net loss per share	$(3.87)	$(16.07)

Diluted loss per share	$(3.87)	$(16.07)

Basic and diluted weighted average shares of common stock outstanding*	468,309	253,884

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CLICKER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

	Common Stock		Additional	Prepaid	Shares to	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Consulting	Be Issued	Gain (Loss)	Deficit	Deficit

Balance, Aug 31, 2010	198,993	199	$20,260,236	$(7,292)	$-	$37,194	$(23,322,990)	$(3,032,653)

Amortization of prepaid consulting	-	-	-	7,292	-	-	-	7,292
Exercise of options	704	1	80,099	-	15,400	-	-	95,500
Conversion of Note Payable	155,327	155	891,012	-	-	-	-	891,167
Shares issued for accrued fees	11,067	11	154,114	-	-	-	-	154,125
Shares issued for services	15,160	15	31,822					31,837
Options issued for services	-	-	762,880	-	-	-	-	762,880
Unrealized gain on marketable securities	-	-	-	-	-	(37,194)	-	(37,194)
Net loss	-	-	-	-	-	-	(4,079,483)	(4,079,483)
Balance, August 31, 2011	381,251	381	22,180,163	-	15,400	-	(27,402,473)	(5,206,529)

Adjustment for reverse split	2,686	3	(3)	-	-	-	-	-
Conversion of Notes Payable	104,063	104	59,102	-	-	-	-	59,206
Net loss	-	-	-	-	-	-	(1,813,318)	(1,813,318)
Balance, August 31, 2012	488,000	488	$22,239,262	$-	$15,400	$-	$(29,215,791)	$(6,960,641)

The accompanying notes are an integral part of these consolidated financial statements.

CLICKERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,813,318)	$(4,079,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	-	13,851
Depreciation and amortization	1,867	7,297
Impairment of marketable securities	-	98,442
Change in derivative liability	150,885	1,197,519
(Gain) Loss on debt redemption	(20,475)	212,791
Issuance of options and warrants for services	-	762,880
Shares issued for services	-	7,292
Finance cost	10,000	-
Amortization of debt discount	1,139,258	1,204,178
Other income	-	(503,257)
(Increase) Decrease in current assets:
Receivables	230	(10,502)
Loan and other assets	(10,565)	56,188
Increase (Decrease) in current liabilities:
Accounts payable	128,185	83,903
Accrued expenses and other liabilities	130,041	430,729
Net cash used in operating activities	(283,892)	(518,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(8,402)	-
Net cash used in investing activities	(8,402)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments of notes	(25,275)	-
Cash proceeds from notes	-	25,275
Cash proceeds from convertible note	350,000	353,000
Cash received from sale of common stock	-	95,500
Net cash provided by financing activities	324,725	473,775

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	32,431	(44,397)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	303	44,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$32,734	$303

Non-cash financing activities:

Face value of notes and interest converted to common stock	$16,737	$409,275
Fair value of common stock issued upon conversion of notes	$59,206	$891,167
Derivative liability of convertible notes at date of issue	$444,455	$1,116,379
Derivative liability charged off upon conversion of notes	$60,379	$494,531
Unamortized discount charged off upon conversion of notes	$1,573	$141,635
Preferred stock issued as payment of finance cost	10,000	-
Issuance of shares for accrued fees and services	$-	$185,962

The accompanying notes are an integral part of these consolidated financial statements.

CLICKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

NOTE 1  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Clicker Inc. (the “Company,” "We," or "Clicker"), a corporation incorporated in the State of Nevada, is a web publisher brand builder focused on developing stand-alone brands that incorporate social networking and reward properties that leverage content, commerce and advertising for the next generation of global internet users.

On May 12, 2009 the Company, formerly, Financial Media Group, Inc. (“FMG”) acquired all of the outstanding capital stock of Clicker, Inc. in exchange for the issuance of 730 shares of common stock to the Clicker Shareholders. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. As a result of the acquisition, Clicker became our wholly-owned subsidiary. As of the date of the merger, Financial Media Group, Inc. changed its name to Clicker, Inc.

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

On January 9, 2012, the Board of Directors of the Company approved a resolution, subject to shareholder approval, to amend its Articles of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 300,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”).  On January 10, 2012, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders and approved the Corporate Actions. Unless otherwise stated, all share and per share amounts in these consolidated financial statements have been retroactively restated to reflect the effects of the reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries WallStreet Direct, Inc., Digital Wall Street, Inc., Financial Filings, Corp., My WallStreet, Inc. and Wealth Expo Inc. All significant inter-company accounts and transactions have been eliminated.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounts payable and derivative liability. Actual results could differ from our estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at August 31, 2012 and 2011.

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

 Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

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

Our current financial liabilities have fair values that approximate their carrying values.

The table below summarizes the fair values of the Company’s financial liabilities as of August 31, 2012:

	Fair Value at	Fair Value Measurement Using
	August 31, 2012	Level 1	Level 2	Level 3

Conversion feature derivative liability	$3,416,488	$—	$—	$3,416,488

	$3,416,488	$—	$—	$3,416,488

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion feature derivative liability) for the years ended August 31, 2012 and 2011.

	2012	2011
Balance at beginning of year	$2,183,694	$364,327
Additions to derivative instruments	1,142,288	1,116,379
Change in fair value of conversion feature liabilities	150,885	1,197,519
Conversion of debentures	(60,379)	(494,531)
Balance at end of period	$3,416,488	$2,183,694

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Currently our only equipment consists of an automobile, which is being depreciated over three years.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2012 and 2011 amounted to $1,569 and $22,092, respectively.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 17,268,830 common share equivalents at August 31, 2012 and 6,466,868 at August 31, 2011. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the years ended August 31, 2012 and 2011, respectively as their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income or loss is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Total other comprehensive loss for the year ended August 31, 2011 was comprised of unrealized losses on marketable securities of $37,194 and there was no such income for the year ended August 31, 2012.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”). ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance effective May 1, 2012, and its implementation did not have a material impact on our consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $29,215,791 as of August 31, 2012 and has incurred a net loss of $1,813,318 for the year ended August 31, 2012. In addition, The Company’s current liabilities exceed its current assets by $6,967,741 at August 31, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and success in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended August 31, 2012 towards (i) acquiring and developing revenue producing website property (ii) obtaining additional equity financing, (iii) evaluation of its marketing methods and (iv) further streamlining and reducing costs.

Management is considering the best ways to maximize the value of the Company’s intellectual assets (which include our website properties) and revive revenue, including a number of options ranging from the sale of certain intellectual assets to investing further capital to build out and take the Company’s potentially productive intellectual assets to market. Management is also contemplating further business development efforts that would result in new website properties that would be incremental to what the Company already has in its existing portfolio. Management has expended a good deal of effort in managing corporate liabilities and interacting with note holders, many of whose notes have gone into default. Management is also continuing its efforts to raise additional capital for ongoing operations and business development. To that end, the Company raised $200,000 in October 2012 through the sale of a convertible debenture and management is currently determining the optimal ways to deploy that capital to maximize its value to the business.

NOTE 4  MARKETABLE SECURITIES

On occasion, the Company received securities of unrelated client companies as payment in full for services rendered. The number of shares the Company received for services was based on upon contracted amounts, and the number of shares was determined based on the bid price at the time of signing the agreement. The securities received from clients are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices.

During the years ended August 31, 2012 and 2011, the Company recorded impairment of $0 and $98,442, respectively, based on the inability to dispose of these type of securities. As of August 31, 2011, the Company had not been able to locate the related certificates. Based upon consideration of these circumstances, the Company believes that the probability of recoverability of any related asset may be remote.

The Company did not sell any marketable securities during the years ended August 31, 2012 or 2011.

NOTE 5  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	August 31, 2012	August, 31, 2011
Office and computer equipment	$8,402	$191,653
Less accumulated depreciation:	(1,867)	(191,653)
	$6,535	$-

Depreciation expense for the years ended August 31, 2012 and 2011 was $1,867 and $7,297, respectively.

NOTE 6  OTHER ASSETS

Other assets consist of a domain name, a website, logo and other intangible assets. The assets have an indefinite life and have recently been put into use. The Company will be assessing the estimated economic life during the year ending August 31, 2013. Total other assets at August 31, 2012 and 2011 were $10,565 and $0, respectively.

NOTE 7  ACCRUED EXPENSES

Accrued expenses consisted of the following:
	August 31, 2012	August 31, 2011
Accrued consulting fees	$49,331	$49,331
Accrued interest	344,846	167,692
Accrued salaries and payroll taxes	575,037	572,818
Professional fees and others	136,686	191,354
	$1,105,900	$981,195

NOTE 8  DUE TO RELATED PARTIES

Due to related parties consisted of the following:
	August 31, 2012	August 31, 2011
Accrued officer’s compensation	$14,583	$14,583
Accrued interest on a loan paid off	8,100	8,100
	$22,683	$22,683

The due balances were interest free, due on demand, and unsecured as of August 31, 2012 and 2011, respectively.

NOTE 9  NOTE PAYABLE

On March 5, 2010, the Company executed an unsecured promissory note of $170,000 to a third party. The note was interest free and due on September 5, 2010. During the year ended August 31, 2011, the Company paid $39,634 in cash to the note holder and also issued 833 shares of common stock with a fair value of $107,500. In connection with this partial settlement, the Company recorded a loss on partial debt settlement of $7,500. The remaining balance of $30,366 is interest free and due on demand. As of August 31, 2012, the Company did not pay any cash or issue shares to settle the remaining balance.

During the year ended August 31, 2011 the Company entered into three promissory notes in the aggregate amount of $25,275. The notes bear no interest and were repaid during the year ended August 31, 2012.

NOTE 10  CONVERTIBLE NOTE PAYABLE

The Company has issued multiple secured convertible notes (the “Secured Convertible Notes” or the “Notes”) to related and unrelated parties (the “Holders”). The Secured Convertible Notes have various maturity dates ranging from 9 to 18 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 35% to 50% of the average closing trading or bid price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 5 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

 The Company has recorded the embedded conversion features in the Secured Convertible Notes as derivative liabilities due to the full reset provisions and the variable conversion rates.

On September 21, 2011, the Company entered into a Securities Purchase Agreement with Flyback, LLC, an accredited investor (“Flyback”), providing for the sale by the Company to Flyback of a 10% convertible debenture in the principal amount of $300,000 (the “Flyback Debenture”). The Flyback Debenture matures on March 20, 2013 (the “Flyback Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Flyback Maturity Date although the Company has the ability to repay the Flyback Debenture at any time without penalty upon five days prior written notice to Flyback.

The conversion feature of the Flyback Debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the consolidated financial statements. At issue, we have recorded a conversion feature liability of $344,889. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.1075%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 550%; and (4) an expected life of 1.5 years. The Company has allocated $300,000 to debt discount, to be amortized over the life of the debt, with the balance of $44,889 being charged to expense at issue.

On August 28, 2012, the Company entered into a Securities Purchase Agreement with Millennium Investment Realty, an accredited investor (“Millennium”), providing for the sale by the Company to Millennium  of a 10% convertible debenture in the principal amount of $50,000 (the “Millennium Debenture”). The Millennium Debenture matures on February 28, 2014 (the “Millennium Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Millennium Maturity Date although the Company has the ability to repay the Millennium Debenture at any time without penalty upon five days prior written notice to Millennium.

The conversion feature of the Millennium Debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the consolidated financial statements. At issue, we have recorded a conversion feature liability of $99,566. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.2225%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 447%; and (4) an expected life of 1.5 years. The Company has allocated $50,000 to debt discount, to be amortized over the life of the debt, with the balance of $49,566 being charged to expense at issue.

During the year ended August 31, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the year. These additions aggregated $697,833, which has been charged to interest expense.

During the year ended August 31, 2012 an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock.

The Company has valued the derivative liability for secured convertible notes using the Black – Sholes model as of August 31, 2012 and effective as of March 1, 2011. Prior to March 1, 2011 the Company used a probability weighted discounted cash flow model.

As of August 31, 2012 and 2011, the fair value of the conversion features subject to derivative accounting was $3,416,488, and $2,183,694, respectively. The value of the conversion features as of August 31, 2012 was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rates of 0.1964%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 476%; and (4) an expected life of the conversion features of 1.03 years.

NOTE 11  EQUITY TRANSACTIONS

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

The Company has recorded a charge of $10,000 in the consolidated financial statements, related to the preferred stock issued as payment for the waiver agreement. Since the preferred stock is redeemable on the first anniversary of the issuance, the Company has recorded the value of the preferred stock outside of permanent equity.

Common Stock

During the year ended August 31, 2012, an aggregate of $15,538 of principal and $1,200 of interest was converted into 104,063 shares of common stock.

For the year ended August 31, 2011 the Company issued 155,327 shares of common stock upon conversion of $606,203 note payable and convertible notes payable.

For the year ended August 31, 2011, the Company issued 26,227 shares of common stock, valued at $185,962, to professionals and consultants in exchange for their services.

During the year ended August 31, 2011, the Company received a total of $95,500 from consultants upon exercise of existing stock options. The Company issued 704 shares against $80,100 received and recorded the remainder of $15,400 as shares to be issued in the accompanying financial statements.

Outstanding Warrants:

The company had no warrants outstanding at August 31, 2012 or 2011.

Outstanding Stock Options:

2007 Non-Qualified Stock Option Plan (“2007 Non-Qualified Plan”):

On January 5, 2007, the Company adopted the 2007 Non-Qualified Plan and reserved 33 shares of common stock for grant to employees, non-employee directors, consultants and advisors. The 2007 Non-Qualified Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors. As of August 31, 2012, there are no stock options granted under the 2007 Non-Qualified Plan.

2008 Non-Qualified Stock Option Plan (“2008 Non-Qualified Plan”):

On July 2, 2008, the Company adopted the 2008 Non-Qualified Plan and the Board of Directors approved the reservation of 22 shares of the Company’s authorized but unissued common stock for issuance under the plan. As of August 31, 2012, no options have been granted under the 2008 Non-Qualified Plan.

2007 Equity Incentive Plan (“2007 Equity Plan”):

On February 6, 2007, the Company adopted the 2007 Equity Plan, which was approved by the shareholders on April 11, 2007. The Company has reserved 78 shares of common stock for grant under this plan, The 2007 Equity Plan terminates ten (10) years from the date of adoption or sooner, at the discretion of the board of directors.  As of August 31, 2012, 53 options have been granted under the 2007 Equity Incentive Plan.

2010 Incentive Stock Plan

On June 18, 2010, the Company adopted the 2010 Incentive Stock Plan which was approved by the shareholders and reserved 13,333 common shares of the Company’s authorized common stock to grant to employees, directors, officers and consultants for services. The stock granted under the 2010 Incentive Stock Plan shall be the Common Shares of the Company’s common stock, par value $0.001 per share. During the year ended August 31, 2011 the Company issued 704 common shares to consultants for options exercised.

On September 2, 2010, the Company granted 2,600 common stock options to employees. The options have an exercise price of $135.00 per share. The options vested upon grant and lapse if unexercised after five years. The options had a grant date fair value of $351,000, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 625%; and (4) an expected life of the options of 5 years. During the year ended August 31, 2011 we have recorded an expense of $351,000 related to the fair value of the options that vested.

On October 4, 2010, the Company granted 2,500 common stock options to employees. The options have an exercise price of $102.00 per share. The options vested upon grant and lapse if unexercised after five years. The options had a grant date fair value of $337,500, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 657%; and (4) an expected life of the options of 5 years. During the year ended August 31, 2011 we have recorded an expense of $337,500 related to the fair value of the options that vested.

Other 2011 Option Grants

On March 7, 2011, the Company granted 10,000 common stock options to our chief executive officer. The options are not covered by any established plan as of August 31, 2012 or 2011. The options have an exercise price of $6.00 per share. The options vested upon grant and lapse if unexercised after five years.  The options had a grant date fair value of $45,000, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 648%; and (4) an expected life of the options of 3 years. During the year ended August 31, 2011 we have recorded an expense of $45,000 related to the fair value of the options that vested.

Options Outstanding

Transactions involving our stock options are summarized as follows:

	August 31, 2012		August 31, 2011
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	14,298	$40.00	53	$24.00
Granted during the period	—	—	15,100	45.00
Exercised during the period	—	—	(855)	111.00
Terminated during the period	—	—	—	—
Outstanding at end of the period	14,298	$40.00	14,298	$40.00
Exercisable at end of the period	14,298	$40.00	14,298	$40.00

At August 31, 2012 employee options outstanding totaled 10,000 with a weighted average exercise price of $6.00. These options had no intrinsic value at August 31, 2012 and a weighted average remaining contractual term of 3.5 years.

The weighted average remaining life of all options is 3.38 years.

The number and weighted average exercise prices of our options outstanding as of August 31, 2012 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$4.50 - $6.00	10,040	3.5	$6.00
$90.00	13	5.3	$90.00
$102.00	1,895	3.0	$102.00
$135.00	2,350	3.1	$135.00

NOTE 12  OTHER INCOME

During the year ended August 31, 2011, the Company entered into several settlement agreements with prior officers and directors, whereby the Company was released from $503,343 of prior employment-related obligations. In connection with this release, the Company recorded $503,343 as Other Income. There were no items of Other Income for the year ended August 31, 2012

NOTE 13  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the years ended August 31, 2012 and 2011 was $4,360 and $30,593, respectively. The Company has no future lease obligations.

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

NOTE 14    INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income tax for the years ended August 31, 2012 and 2011 is summarized as follows:

	August 31,
	2012	2011
Current:
Federal	$-	$-
State	4,800	4,800
Deferred taxes	212,577	418,319
Change in deferred tax assets	(212,577)	(418,319)
Income tax expense (benefit)	$4,800	$4,800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	August 31,
	2012	2011
Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Income tax expense (benefit)	$-	$-

 The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at August 31, 2012 and 2011 are as follows:

	August 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$4,896,003	$4,683,426
Total gross deferred tax assets	4,896,003	4,683,426
Less valuation allowance	(4,896,003)	(4,683,426)
Net deferred tax assets	$-	$-

At August 31, 2012, the Company had net operating loss carry forwards for U.S. federal income tax purposes of approximately $12,600,000, available to offset future taxable income expiring on various dates through 2032. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The valuation allowance increased by $212,577 and $418,319 during the years ended August 31, 2012 and 2011, respectively.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is delinquent in the payment of employment taxes.  As of August 31, 2012 amounts due to the Internal Revenue Service (IRS), the Employment Development Department of the State of California (EDD) and the State of New York aggregated approximately $65,000.  The amounts are included in the Company’s balance of accrued expenses.  The Company is currently working with its tax attorney to develop plans for the orderly payment of delinquent balances. The Company has accrued potential tax interest and penalties of $6,000 during the year ended August 31, 2012.

The Company’s Digital Wallstreet Inc. subsidiary is delinquent in the payment of federal employment taxes.  As of August 31, 2012 amounts due to the IRS and the EDD aggregated approximately $437,000.  The amounts are included in the Company’s balance of accrued expenses.  The Company is currently working with its tax attorney to develop plans for the orderly payment of delinquent balances. The Company has accrued potential tax interest and penalties of $28,000 during the year ended August 31, 2012.

NOTE 15    SUBSEQUENT EVENTS

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Monroe Milstein, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $200,000 (the “Debenture”).  The Debenture matures on October 26, 2014 (the “Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Debenture at any time without penalty upon five days prior written notice to the Investor.

The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. The Investor has contractually agreed to restrict its ability to convert the Debenture such that the number of shares of the Company common stock held by each of the Investor and its affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of Common Stock.