Form 10-Q
period 2012-11-30
CLICKER INC.
filed 2013-01-22
CIK 1107998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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
 Yes  ☐ No ☒

As of January 14, 2013, there were 488,000 shares of registrant’s common stock issued and outstanding.

CLICKER INC.

Report on Form 10-Q
For the quarter ended November 30, 2012

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30, 2012
	(Unaudited)	AUGUST 31, 2012
Assets
Current Assets

Cash & cash equivalents	$181,269	$32,734

Total current assets	181,269	32,734

Property and equipment, net of accumulated depreciation of $2,567 and $1,867
respectively	5,835	6,535
Other assets	10,565	10,565

Total assets	$197,669	$49,834

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,505,949	$1,495,662
Accrued expenses	1,135,558	1,105,900
Derivative liability	3,684,591	3,416,488
Due to related parties	22,683	22,683
Note payable	30,366	30,366
Convertible note payble, net	997,572	929,376
Total current liabilities	7,376,719	7,000,475

Redeemable preferred stock, Series B; par value $.001 per share; 100 shares
authorized, 100 and 100 shares issued and outstanding, respectively	10,000	10,000

Stockholders' Deficit
Preferred stock, undesignated, par value $.001 per share; 4,999,900 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
488,000 and 488,000 shares issued and outstanding at
November 30, 2012 and August 31, 2012, respectively	488	488
Paid in capital	22,239,262	22,239,262
Shares to be issued	15,400	15,400
Accumulated deficit	(29,444,200	(29,215,791)
Total stockholders' deficit	(7,189,050	(6,960,641)

Total liabilities and stockholders' deficit	$197,669	$49,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

Net revenues	$7,652	$241

Operating expenses
Selling, general & administrative	56,125	118,339
Depreciation	700	-
Total operating expenses	56,825	118,339

Loss from operations	(49,173)	(118,098)

Non-operating income (expense):
Interest expense	(409,026)	(328,358)
Change in derivative liability	229,790	(1,924,453)
Gain (loss) on debt redemption	-	23,714
Total non-operating income (expense)	(179,236)	(2,229,097)

Loss before income taxes	(228,409)	(2,347,195)

Provision for income tax	-	-

Net loss	(228,409)	(2,347,195)

Basic and diluted net loss per share	$(0.47)	$(0.02)

Basic and diluted weighted average shares of common stock outstanding*	488,000	430,545

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(228,409)	$(2,347,195)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	700	-
Change in derivative liability	(229,790)	1,924,453
(Gain) loss on debt redemption	-	(23,714)
Amortization of debt discount	366,089	293,083
Change in assets and liabilities:
Accounts payable	10,287	66,976
Accrued expenses and other liabilities	29,658	(27,106)
Net cash used in operating activities	(51,465)	(113,503)

Cash flows from financing activities:
Cash payments on notes	-	(25,275)
Cash proceeds from convertible note	200,000	300,000
Net cash provided by financing activities	200,000	274,725

Net increase in cash & cash equivalents	148,535	161,222

Cash & cash equivalents, beginning balance	32,734	303

Cash & cash equivalents, ending balance	$181,269	$161,525

Supplemental disclosure for cash flow information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Face value of notes and interest converted to common stock	$-	$15,237
Fair value of common stock issued upon conversion of notes	$-	$47,206
Derivative liability of convertible notes at date of issue	$399,125	$344,889
Derivative liability charged off upon conversion of notes	$-	$44,889
Unamortized discount charged off upon conversion of notes	$-	$1,573

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

NOTE 2 ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial information included herein has been prepared by the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at August 31, 2012 has been derived from the Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 76,350,546 common share equivalents at November 30, 2012 and 17,099,915 at November 30, 2011. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the three month periods ended November 30, 2012 and 2011, respectively as their effect is anti-dilutive.

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

Generally accepted accounting principles provide accounting and disclosure guidance about positions taken by a company in its tax returns that might be uncertain.  Management has considered its tax positions and believes that all of the positions taken by the Company in its federal tax returns are more likely than not to be sustained upon examination.  The Company’s returns are subject to examination by federal taxing authorities, generally for three and four years, respectively, after they are filed.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $29,444,200 as of November 30, 2012 and has incurred a net loss of $228,409 for the three months ended November 30, 2012. In addition, the Company’s current liabilities exceed its current assets by $7,195,450 at November 30, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and success in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 FAIR VALUE MEASUREMENTS

The table below summarizes the fair values of the Company’s financial liabilities:
	Fair Value at	Fair Value Measurement Using
	November 30, 2012	Level 1	Level 2	Level 3

Conversion feature derivative liability	$3,684,591	$—	$—	$3,684,591

	$3,684,591	$—	$—	$3,684,591

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three month periods ended November 30, 2012 and 2011.

	2012	2011
Balance at beginning of period	$3,416,488	$2,183,694
Additions to derivative instruments	497,893	480,246
Change in fair value of warrant liability	(229,790)	1,924,453
Conversion of debentures	—	(53,118)
Balance at end of period	$3,684,591	$4,535,275

These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE 5 CONVERTIBLE NOTES PAYABLE

The Company has issued multiple secured convertible notes (the “Secured Convertible Notes” or the “Notes”) to related and unrelated parties (the “Holders.” The Secured Convertible Notes have various maturity dates ranging from 9 to 24 months and have annual interest rates ranging from of 0% to 10% per annum. The Holders have the right from and after the Date of Issuance, and until any time until the Secured Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of the Secured Convertible Notes, and accrued interest, into fully paid and non-assessable shares of Common Stock with an ownership limit of 4.99%. The Secured Convertible Notes have a variable conversion price and full reset feature. The percentage of market conversion rates range from 20% to 50% of the average closing trading or bid price of the Company’s common stock on consecutive trading days immediately preceding the date of conversion, which in the terms of the note agreements range from 3 days to 10 days. The Holders were not issued warrants with the Secured Convertible Notes. In the event of default for the Notes, the amount of principal and interest not paid when due bear interest at the rate of 18% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay 105% of the then outstanding principal and interest.

The Company has recorded the embedded conversion features in the Secured Convertible Notes as derivative liabilities due to the full reset provisions and the variable conversion rates.

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Monroe Milstein, an accredited investor (“Milstein”), providing for the sale by the Company to Milstein of a 10% convertible debenture in the principal amount of $200,000 (the “Milstein Debenture”).  The Milstein Debenture matures on October 26, 2014 (the “Maturity Date”) and bears interest at the annual rate of 10%.  The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Milstein Debenture at any time without penalty upon five days prior written notice to the Investor.

Milstein may convert, at any time, the outstanding principal and accrued interest on the Milstein Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Milstein has contractually agreed to restrict its ability to convert the Milstein Debenture such that the number of shares of the Company common stock held by each of Milstein and his affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of Common Stock.
The conversion feature of the Milstein Debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the consolidated financial statements. At issue, we have recorded a conversion feature liability of $399,125. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 418%; and (4) an expected life of 2 years. The Company has allocated $200,000 to debt discount, to be amortized over the life of the debt, with the balance of $199,125 being charged to expense at issue.

During the three months ended November 30, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the year. These additions aggregated $98,768, which has been charged to interest expense.

As of November 30, 2012 the fair value of the conversion features subject to derivative accounting was $3,684,591. The value of the conversion features as of November 30, 2012 was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rates of 0.18%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 380%; and (4) an expected life of the conversion features of 1.16 years.

NOTE 6 INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended November 30, 2012 and 2011. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the three month periods ended November 30, 2012 and 2011 was $2,300 and $573, respectively. The Company has no future lease obligations.

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

U-Furnish.com

This is a Furniture e-commerce site that we acquired May 31, 2012. U-Furnish.com has been in business providing affordable, modern urban style furniture since 2010. We will be selling the product on line, and rely on a third party drop shipper and manufacturer to fulfill orders to avoid any of the associated expenses that come with production and warehousing product.  Management plans to further build revenue by continuing the ongoing pay per click marketing campaign and expansion of the available product lines. The initial marketing campaign included seven marketing channels. Plans call for an increase in the number of marketing channels to further improve on the click to sale ratio. Management is evaluating the addition of a new line of furniture as well as expanding to home accessories. During the fiscal year ended August 31, 2012 and the quarter ended November 30, 2012, u-furnish generated revenues of $2,528 and $7,652, respectively.

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

Results of Operations

Our consolidated results of operations for the three month periods ended November 30, 2012 and 2011 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc. Our subsidiaries are currently inactive.

Revenues

Revenues for the three months ended November 30, 2012 were $7,652 compared to $241 for the three months ended November 30, 2011. Revenues have increased as a result of the acquisition of the U-Furnish.com e-commerce site on May 31, 2012.

Operating Expenses, Other Expense and Other Income

Selling, general, and administrative expenses for the three months ended November 30, 2012 were $56,125 compared to $118,339 for the three months ended November 30, 2011, a decrease of $62,214 (53%). The decrease for the 2012 period resulted primarily from decreases in compensation of approximately $40,000 (due to the resignation of our Chief Executive Officer) and professional fees of approximately $42,000, (primarily from a reduced requirement for legal services), partially offset by increases in consulting fees of approximately $10,000 and other administrative expenses of approximately $10,000.

Depreciation expense for the three months ended November 30, 2012 was $700 compared to $0 for the three months ended November 30, 2011. The increase resulted from the acquisition of an automobile that occurred subsequent to the quarter ended November 30, 2011.

Interest expense for the three months ended November 30, 2012 was $409,026 compared to $328,358 for the three months ended November 30, 2011. The increase in interest expense resulted primarily from an increase in discounts attributable to the conversion features of convertible notes issued.

We recorded a gain of $229,790 related to the change in value of derivative liabilities for the three months ended November 30, 2012 as compared to expense of $1,924,453 for the three months ended November 30, 2011. The decreased derivative liability expense resulted primarily from the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded no gain or loss on debt redemption for the three months ended November 30, 2012, compared to gain of $23,714 for the three months ended November 30, 2011. Gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

Net Loss

We reported a net loss of $228,409 for the three months ended November 30, 2012 compared to a net loss of $2,347,195 for the three months ended November 30, 2011.  We recorded a decrease in net loss for the three months ended November 30, 2012 of $2,118,786 compared to 2011 due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $181,269 at November 30, 2012 compared to $32,734 at August 31, 2012. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $228,409 for the three months ended November 30, 2012 compared to a loss of $2,347,195 for the same period in 2011. Our current liabilities exceeded our current assets by $7,195,450 at November 30, 2012 and net cash used in operating activities for the three months ended November 30, 2012 was $51,465. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for website development, assets additions, administrative overheads and working capital requirements. We do not have sufficient funds to conduct our operations for more than six months and we estimate that we will need an infusion of capital of approximately $500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of January 14, 2013, $58,469 of principal face value of the Greystone Debenture remains outstanding.

Greystone Private Placement

On July 2, 2010, we entered into two Securities Purchase Agreements with Greystone providing for the sale to Greystone of (i) a convertible debenture in the principal amount of $50,000 (the “First Debenture”) and (ii) a convertible debenture in the principal amount of $20,000 (the “Second Debenture”, and together with the First Debenture, the “Greystone Debentures”). The Debentures matured on the first anniversary of the date of issuance (the “Maturity Date”) and bear interest at the annual rate of 10%.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of January 14, 2013, the entire principal face value of the Greystone Debentures remains outstanding.

Lotus Financing

On July 14, 2010, the Company entered into a Securities Purchase Agreement with Lotus Funding Group, LLC, an accredited investor (“Lotus ”), providing for the sale by the Company to Lotus of a 10% convertible debenture in the principal amount of $55,000 (the “Lotus Debenture”).
The Lotus Debenture matured on the first anniversary of the date of issuance (the “Lotus Maturity Date”) and bears interest at the annual rate of 10%.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 14, 2013, $23,100 of principal face value of the Lotus Debenture remains outstanding.

July 2010 IIG Financing I

On July 26, 2010, we entered into a securities purchase agreement, as amended on January 5, 2011, with IIG Management LLC, an accredited investor (“IIG”), providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $205,000 (the “IIG Debenture I”).

The IIG Debenture I matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of January 14, 2013, the entire principal face value of the IIG Debenture I remains outstanding.

Assurance Financing

On December 10, 2010, we entered into a securities purchase agreement with Assurance Funding Solutions, LLC, an accredited investor (“Assurance”), providing for the sale by us to Assurance of a 10% convertible debenture in the principal amount of $55,000 (the “Assurance Debenture”).

The Assurance Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.   Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  Subsequently, the Assurance  Debenture was sold to Flyback, LLC.  As of January 14, 2013, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”).

The Second IIG Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.  IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of January 14, 2013, the entire principal face value of the Second IIG Debenture remains outstanding.

Asher Financing II

On January 28, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $32,500 (the “Asher II Debenture”). The Asher II Debenture was amended on February 9, 2011 to allow us to prepay the Asher II Debenture within the first 180 days after issuance.  The Asher II Debenture matured on November 2, 2011 (the “Asher II Maturity Date”) and bears interest at the annual rate of 8%.

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

Subsequently, the Asher II Debenture was sold to IIG. As of January 14, 2013, the entire principal face value of the Asher II Debenture remains outstanding.

Greystone Financing

On February 17, 2011, the Company entered into a Securities Purchase Agreement with Greystone providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $30,500 (the “Second Greystone Debenture”).  The Second Greystone Debenture matured on the first anniversary of the date of issuance (the “Second Greystone Maturity Date”) and bears interest at the annual rate of 10%.

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of January 14, 2013, the entire principal face value of the Second Greystone Debenture remains outstanding.

IIG Financing III

On March 7, 2011, the Company entered into a Securities Purchase Agreement with IIG providing for the sale by the Company to IIG of a 10% convertible debenture in the principal amount of $130,000 (the “Third IIG Debenture”). The Third IIG Debenture matured on the first anniversary of the date of issuance (the “Third IIG Maturity Date”) and bears interest at the annual rate of 10%.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 14, 2013, the entire principal face value of the Third IIG Debenture remains outstanding.

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

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 14, 2013, the entire principal face value of the Flyback Debenture remains outstanding.

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

Millennium may convert, at any time, the outstanding principal and accrued interest on the Millennium Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Millennium has agreed to restrict its ability to convert the Millennium Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Millennium in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 14, 2013, the entire principal face value of the Millennium Debenture remains outstanding.

Milstein Financing

On October 26, 2012, the Company entered into a Securities Purchase Agreement with Monroe Milstein, an accredited investor (“Milstein”), providing for the sale by the Company to Milstein of a 10% convertible debenture in the principal amount of $200,000 (the “Milstein Debenture”). The Milstein Debenture matures on October 26, 2014 (the “Milstein Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Milstein Maturity Date although the Company has the ability to repay the Milstein Debenture at any time without penalty upon five days prior written notice to Milstein.

Milstein may convert, at any time, the outstanding principal and accrued interest on the Milstein Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Milstein has agreed to restrict its ability to convert the Milstein Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Milstein in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of January 14, 2013, the entire principal face value of the Milstein Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the three months ended November 30, 2012 was $51,465 which resulted primarily from a net loss of $228,409, which was offset by non-cash items for amortization of debt discount of $366,089 and depreciation of $700, such non-cash expenses partially offset by non-cash change in fair value of derivative liability of convertible notes of $229,790. We also had a net increase in accounts payable and accrued expenses of $39,945.

Net cash used in operating activities for the three months ended November 30, 2011 was $113,503 which resulted primarily from a net loss of $2,347,195, which was offset by non-cash items for amortization of debt discount of $293,083 and change in fair value of derivative liability of convertible notes of $1,924,453, such non-cash expenses partially offset by non-cash gain on conversion of debt of $23,714. We also had a net increase in accounts payable and accrued expenses of $39,870.

Financing Activities

Net cash provided by financing activities was $200,000 for the three months ended November 30, 2012, from the sale of a convertible note.

Net cash provided by financing activities was $274,725 for the three months ended November 30, 2011. We received $300,000 in proceeds from the sale of a convertible note and repaid $25,275 of notes.

As a result of the above activities, we experienced a net increase in cash of $148,535 during the three months ended November 30, 2012 compared to an increase of $161,222 during the three months ended November 30, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Our primary source of revenue was from our U-Furnish.com e-commerce site which was acquired on May 31, 2012. The revenue is recorded on a net basis.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

CLICKER INC.

Date: January 22, 2013	By:	/s/ WILLIS ARNDT, JR.
Willis Arndt, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)