Form 10-Q
period 2013-02-28
CLICKER INC.
filed 2013-04-22
CIK 1107998

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
 Yes ☐ No ☒

As of April 8, 2013, there were 512,350 shares of registrant’s common stock issued and outstanding.

 CLICKER INC.

Report on Form 10-Q
For the quarter ended February 28, 2013

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLICKER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28, 2013	AUGUST 31, 2012
	(Unaudited)
Assets
Current Assets
Cash & cash equivalents	$73,821	$32,734

Total current assets	73,821	32,734

Property and equipment, net of accumulated depreciation of $3,267 and $1,867
respectively	5,135	6,535
Other assets	10,565	10,565

Total assets	$89,521	$49,834

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,501,380	$1,495,662
Accrued expenses	1,148,927	1,105,900
Derivative liability	4,943,816	3,416,488
Due to related parties	22,683	22,683
Note payable	30,366	30,366
Convertible note payable, net	1,080,905	929,376
Total current liabilities	8,728,077	7,000,475

Redeemable preferred stock, Series B; par value $.001 per share; 100 shares
authorized, 100 and 100 shares issued and outstanding, respectively	10,000	10,000

Stockholders' Deficit
Preferred stock, undesignated, par value $.001 per share; 4,999,900 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,
488,000 and 488,000 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	488	488
Paid in capital	22,239,262	22,239,262
Shares to be issued	15,400	15,400
Accumulated deficit	(30,903,706)	(29,215,791)
Total stockholders' deficit	(8,648,556)	(6,960,641)

Total liabilities and stockholders' deficit	$89,521	$49,834

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net revenues	$(690)	$125	$6,962	$366

Operating expenses
Selling, general & administrative	70,553	107,617	126,678	221,156
Depreciation	700	467	1,400	467
Total operating expenses	71,253	108,084	128,078	221,623

Loss from operations	(71,943)	(107,959)	(121,116)	(221,257)

Non-operating income (expense):
Interest expense	(261,490)	(448,472)	(670,516)	(776,830)
Change in derivative liability	(1,126,073)	(723,812)	(896,283)	(2,648,265)
Gain (loss) on debt redemption	-	(3,239)	-	20,475
Total non-operating income (expense)	(1,387,563)	(1,175,523)	(1,566,799)	(3,404,620)

Loss before income taxes	(1,459,506)	(1,283,482)	(1,687,915)	(3,625,877)

Provision for income tax	-	-	-	4,800

Net loss	$(1,459,506)	$(1,283,482)	$(1,687,915)	$(3,630,677)

Basic and diluted net loss per share	$(2.99)	$(2.75)	$(3.46)	$(8.08)

Basic and diluted weighted average shares of common stock outstanding	488,000	467,000	488,000	449,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLICKER, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,687,915)	$(3,630,677)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,400	467
Change in derivative liability	896,283	2,648,265
(Gain) loss on debt redemption	-	(20,473)
Amortization of debt discount	582,574	679,443
Finance cost	-	10,000
Change in assets and liabilities:
Accounts payable	5,718	82,056
Accrued expenses and other liabilities	43,027	28,250
Net cash used in operating activities	(158,913)	(202,669)

Cash flows from financing activities:
Cash payments on notes	-	(25,275)
Cash proceeds from convertible note	200,000	300,000
Net cash provided by financing activities	200,000	274,725

Net increase in cash & cash equivalents	41,087	72,056

Cash & cash equivalents, beginning balance	32,734	303

Cash & cash equivalents, ending balance	$73,821	$72,359

Supplemental disclosure for cash flow information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Face value of notes and interest converted to common stock	$-	$16,737
Fair value of common stock issued upon conversion of notes	$-	$59,206
Derivative liability of convertible notes at date of issue	$399,125	$344,889
Derivative liability charged off upon conversion of notes	$-	$60,379
Unamortized discount charged off upon conversion of notes	$-	$1,573
Preferred stock issued as payment of finance cost	$-	$10,000

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

NOTE 2 ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial information included herein has been prepared by the Company. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2013 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at August 31, 2012 has been derived from the Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. There were 33,864,911 common share equivalents at February 28, 2013 and 9,469,378 at February 29, 2012. These potential shares of common stock have been excluded from the computation of diluted net loss per share for the three and six month periods ended February 28, 2013 and February 29, 2012, respectively as their effect is anti-dilutive.

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

NOTE 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $30,903,706 as of February 28, 2013 and has incurred a net loss of $1,687,915 for the six months ended February 28, 2013. In addition, the Company’s current liabilities exceed its current assets by $8,654,256 at February 28, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and success in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 FAIR VALUE MEASUREMENTS

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at	Fair Value Measurement Using
	February 28, 2013	Level 1	Level 2	Level 3

Conversion feature derivative liability	$4,943,816	$—	$—	$4,943,816

	$4,943,816	$—	$—	$4,943,816

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six month periods ended February 28, 2013 and February 29, 2012.

	2013	2012
Balance at beginning of period	$3,416,488	$2,183,694
Additions to derivative instruments	631,045	732,839
Change in fair value of warrant liability	896,283	2,648,265
Conversion of debentures	—	(60,379)
Balance at end of period	$4,943,816	$5,504,419

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

During the three and six months ended February 28, 2013 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the year. These additions aggregated $133,152 and $231,920 for the three and six months ended February 28, 2013, respectively, which has been charged to interest expense.

As of February 28, 2013 the fair value of the conversion features subject to derivative accounting was $4,943,816. The value of the conversion features as of February 28, 2013 was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rates of 0.16%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 388%; and (4) an expected life of the conversion features of 1.11 years.

NOTE 6 INCOME TAXES

Our effective tax rates were approximately 0.0% for the three months ended February 28, 2013 and February 29, 2012. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the fact that we record a full valuation allowance against our deferred tax assets, which is primarily comprised of net operating losses.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company occupies its premises under operating leases on a monthly basis. Rent expense under the operating leases for the three month periods ended February 28, 2013 and February 29, 2012 was $1,150 and $1,070, respectively. Rent expense under the operating leases for the six month periods ended February 28, 2013 and February 29, 2012 was $3,450 and $1,643, respectively. The Company has no future lease obligations.

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

NOTE 8 SUBSEQUENT EVENTS

In April 2013 we issued 24,350 shares of common stock upon conversion of notes payable in the amount of $1,461.

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

U-Furnish.com

This is a Furniture e-commerce site that we acquired May 31, 2012. U-Furnish.com has been in business providing affordable, modern urban style furniture since 2010. We will be selling the product on line, and rely on a third party drop shipper and manufacturer to fulfill orders to avoid any of the associated expenses that come with production and warehousing product.  Management plans to further build revenue by continuing the ongoing pay per click marketing campaign and expansion of the available product lines. The initial marketing campaign included seven marketing channels. Plans call for an increase in the number of marketing channels to further improve on the click to sale ratio. Management is evaluating the addition of a new line of furniture as well as expanding to home accessories. During the fiscal year ended August 31, 2012 and the six months ended February 28, 2013, U-furnish generated revenues of $2,528 and $6,962, respectively.

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

Results of Operations

Our consolidated results of operations for the three and six month periods ended February 28, 2013 and February 29, 2012 include our wholly-owned subsidiaries WallStreet, Financial Filings Corp., My WallStreet, Inc., and The Wealth Expo Inc. Our subsidiaries are currently inactive.

Revenues

Revenues for the three and six months ended February 28, 2013 were $(690) and $6,962 compared to $125 and $366 for the same periods in 2012, respectively. Sales returns exceeded revenue during the three months ended February 28, 2013. Revenues have increased as a result of the acquisition of the U-Furnish.com e-commerce site on May 31, 2012.

Operating Expenses, Other Expense and Other Income

Selling, general, and administrative expenses for the three and six months ended February 28, 2013 were $70,553 and $126,678 compared to $107,617 and $221,156 for the same periods in 2012, respectively. Expenses decreased by $37,064 (34%) and $94,478 (43%) during the three and six months ended February 28, 2013 as compared to the same periods in 2012. The decrease for the 2012 three month period resulted primarily from a decrease in compensation of approximately $48,000 (due to the resignation of our Chief Executive Officer) and professional fees of approximately $5,000, partially offset by increases in consulting fees of approximately $16,000. The decrease for the 2012 six month period resulted primarily from decreases in compensation of approximately $88,000 and professional fees of approximately $47,000, partially offset by increases in consulting fees of approximately $26,000, web site expense of approximately $10,000 and other administrative expenses of approximately $5,000.

Depreciation expense for the three and six months ended February 28, 2013 was $700 and $1,400 compared to $467 and $467 for the same periods in 2012, respectively. The increase resulted from the acquisition of an automobile that occurred subsequent to the quarter ended November 30, 2011.

Interest expense for the three and six months ended February 28, 2013 was $261,490 and $670,516 compared to $448,472 and $776,830 for the same periods in 2012, respectively. The decrease in interest expense resulted primarily from decreases in discounts attributable to the conversion features of convertible notes issued.

We recorded expense of $1,126,073 and $896,283 related to the change in value of derivative liabilities for the three and six months ended February 28, 2013 as compared to expense of $723,812 and $2,648,265 for the same periods in 2012, respectively. The increases and decreases in derivative liability expense resulted primarily from the changes in the market price of our stock, conversion feature discounts and the fluctuations in market volatility.

We recorded no gain or loss on debt redemption for the three and six months ended February 28, 2013, compared to loss of $3,239 and gain of $20,475 for the same periods in 2012, respectively. Gain or loss on debt redemption resulted from the issuance of common shares in exchange for services or to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of issuance is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

Net Loss

We reported net losses of $1,459,506 and $1,687,915 for the three and six months ended February 28, 2013 compared to net losses of $1,283,482 and $3,630,677 for the same periods in 2012, respectively.  We recorded an increase in net loss for the 2012 three months and a decrease in net loss for the 2013 six months due to the factors described above.

Liquidity and Capital Resources

Cash and cash equivalents were $73,821 at February 28, 2013 compared to $32,734 at August 31, 2012. As shown in the accompanying unaudited condensed consolidated financial statements, we recorded a net loss of $1,687,915 for the six months ended February 28, 2013 compared to a loss of $3,630,677 for the same period in 2012. Our current liabilities exceeded our current assets by $8,654,256 at February 28, 2013 and net cash used in operating activities for the six months ended February 28, 2013 was $158,913. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.

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

To finance our operations, we have issued a number of convertible debentures.  Our outstanding convertible debentures are as follows:

February 2010 Debt Conversion

On February 1, 2010, we entered into an exchange agreement with Greystone Capital Partners, Inc. (“Greystone”), pursuant to which Greystone exchanged a $491,400 promissory note for a $491,400 convertible debenture (the “Greystone Debenture”).  The Greystone Debenture does not accrue interest and matured on February 1, 2011.  Greystone has the right to convert all or a portion of the principal into shares of our common stock at a conversion price equal to forty percent (40%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  As of April 8, 2013, $58,469 of principal face value of the Greystone Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Debenture into Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) thirty-five percent (35%) of the closing price of the Common Stock on July 2, 2010.  As of April 8, 2013, the entire principal face value of the Greystone Debentures remains outstanding.

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

Lotus has agreed to restrict its ability to convert the Lotus Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by Lotus in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 8, 2013, $21,639 of principal face value of the Lotus Debenture remains outstanding.

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

IIG may convert, at any time, the outstanding principal and accrued interest on the IIG Debenture I into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.3465.  As of April 8, 2013, the entire principal face value of the IIG Debenture I remains outstanding.

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

 Assurance may convert, at any time, the outstanding principal and accrued interest on the Assurance Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty five percent (35%) of the average of the closing bid price of our common stock during the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP or (ii) $0.0336.  Subsequently, the Assurance  Debenture was sold to Flyback, LLC.  As of April 8, 2013, $41,108 of principal face value of the Assurance Debenture remains outstanding.

IIG Financing II

On January 5, 2011, we entered into a securities purchase agreement with IIG providing for the sale by us to IIG of a 10% convertible debenture in the principal amount of $55,000 (the “Second IIG Debenture”). The Second IIG Debenture matured on the first anniversary of the date of issuance and bears interest at the annual rate of 10%.

 IIG may convert, at any time, the outstanding principal and accrued interest on the Second IIG Debenture into shares of our common stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of our common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.0175. As of April 8, 2013, the entire principal face value of the Second IIG Debenture remains outstanding.

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

Subsequently, the Asher II Debenture was sold to IIG. As of April 8, 2013, the entire principal face value of the Asher II Debenture remains outstanding.

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

Greystone may convert, at any time, the outstanding principal and accrued interest on the Second Greystone Debenture into shares of Common Stock at a conversion price per share equal to the lesser of (i) thirty-five percent (35%) of the lowest closing price of the Common Stock during the 10 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties or (ii) $0.00875. As of April 8, 2013, the entire principal face value of the Second Greystone Debenture remains outstanding.

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

IIG has agreed to restrict its ability to convert the Third IIG Debenture and receive shares of the Company’s Common Stock such that the number of shares of common stock held by IIG in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 8, 2013, the entire principal face value of the Third IIG Debenture remains outstanding.

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

Flyback may convert, at any time, the outstanding principal and accrued interest on the Flyback Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the five trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Flyback has agreed to restrict its ability to convert the Flyback Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Flyback in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 8, 2013, the entire principal face value of the Flyback Debenture remains outstanding.

As of April 8, 2013 the 10 Notes issued by the Company in 2010 and 2011 have matured. The maturity date of the Notes have not been extended  nor has notice of default  been received by the holders of the Notes.

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

Millennium may convert, at any time, the outstanding principal and accrued interest on the Millennium Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the closing prices of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Millennium has agreed to restrict its ability to convert the Millennium Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Millennium in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 8, 2013, the entire principal face value of the Millennium Debenture remains outstanding.

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

Milstein may convert, at any time, the outstanding principal and accrued interest on the Milstein Debenture into shares of the Company’s Common Stock at a conversion price per share equal to fifty percent (50%) of the lowest closing price of the Common Stock during the ten trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties. Milstein has agreed to restrict its ability to convert the Milstein Debenture and receive shares of Common Stock such that the number of shares of Common Stock held by Milstein in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock. As of April 8, 2013, the entire principal face value of the Milstein Debenture remains outstanding.

Operating Activities

Net cash used in operating activities for the six months ended February 28, 2013 was $158,913 which resulted primarily from a net loss of $1,687,915, which was offset by non-cash items for change in fair value of derivative liability of convertible notes of $896,283, amortization of debt discount of $582,574 and depreciation of $1,400. We also had a net increase in accounts payable and accrued expenses of $48,745.

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

Financing Activities

Net cash provided by financing activities was $200,000 for the six months ended February 28, 2013, from the sale of a convertible note.

Net cash provided by financing activities was $274,725 for the six months ended February 29, 2012. We received $300,000 in proceeds from the sale of a convertible note and repaid $25,275 of notes.

As a result of the above activities, we experienced a net increase in cash of $41,087 during the six months ended February 28, 2013 compared to an increase of $72,056 during the six months ended February 29, 2012. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or through the sale of convertible debentures.

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

Item 4 . Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of February 28, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer concluded that, as of February 28, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer,  as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Elite Financial Communications Group, LLC vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-20090012358 . On May 22, 2009, Elite Financial Communications Group, LLC filed a complaint for a breach of contract against us for failing to pay for Investor Relations Services. On October 1, 2009, a judgment for $61,293 was awarded in favor of Elite Financial Communications, and the amount remains unpaid. The balance has been included in current liability on the accompanying consolidated financial statements.

TPF Partners vs. Financial Media Group, Inc., Superior Court of California, County of Orange, Case No. 30-2010-00363315 . On April 15, 2010, TPF filed a complaint for a unlawful retainer against us for unpaid rent, late charges and other amounts in the sum of $28,061.56, as of March 12, 2010. On June 25, 2010, a default judgment was awarded in favor of TPF Partners, which judgment was not paid. On May 22, 2012, an amended complaint was filed for damages of $79,134.89.  On August 14, 2012, TPF Partners made a motion for an entry of default judgment against us in the amount of $88,682.72.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4 . Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31. 02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
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

CLICKER INC.

Date: April 22, 2013	By:	/s/ WILLIS ARNDT, JR.
Willis Arndt, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)